Form 10-Q
period 2010-09-30
Wolverine Bancorp, Inc.
filed 2010-12-27
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-169432

Wolverine Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3939016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5710 Eastman Avenue, Midland, Michigan	48640
(Address of Principal Executive Offices)	Zip Code

(989) 631-4280
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 27, 2010.

Wolverine Bancorp, Inc.
Form 10-Q

EXPLANATORY NOTE

Wolverine Bancorp, Inc., a Maryland corporation (the “Registrant”), was formed on September 10, 2010 to serve as the stock holding company for Wolverine Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  As of September 30, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

Wolverine Bank
Condensed Consolidated Balance Sheets
(In Thousands)

Assets

	September 30, 2010	December 31, 2009
	(Unaudited)
Cash and due from banks	$527	$424
Interest-earning demand deposits	26,884	22,900
Cash and cash equivalents	27,411	23,324
Interest-earning time deposits	25,191	22,719
Held to maturity securities	388	1,420
Loans, net of allowance for loan losses of $10,660 and $6,507	240,005	245,036
Premises and equipment, net	1,696	1,872
Federal Home Loan Bank stock	4,700	4,700
Real estate owned	1,006	590
Accrued interest receivable	980	990
Other assets	6,251	4,088
Total assets	$307,628	$304,739

Liabilities and Retained Earnings

Liabilities
Deposits	$176,557	$167,490
Federal Home Loan Bank advances	84,000	90,000
Interest payable and other liabilities	5,253	1,693
Total liabilities	265,810	259,183

Commitments and Contingencies

Shareholders’ Equity
Retained Earnings - substantially restricted	41,818	45,556
Total liabilities and retained earnings	$307,628	$304,739

The accompanying notes are an integral part of these financial statements.

Wolverine Bank
Condensed Consolidated Statements of Operations
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Interest and Dividend Income
Loans	$3,681	$3,920	$10,977	$12,268
Investment securities and other	113	194	441	659
Total interest and dividend income	3,794	4,114	11,418	12,927

Interest Expense
Deposits	802	898	2,466	2,997
Borrowings	1,024	1,172	3,153	3,496
Total interest expense	1,826	2,070	5,619	6,493

Net Interest Income	1,968	2,044	5,799	6,434

Provision for Loan Losses	500	450	3,980	1,970

Net Interest Income After Provision for Loan Losses	1,468	1,594	1,819	4,464

Noninterest Income
Service charges and fees	222	76	351	204
Net gains on loan sales	344	289	557	1,101
Other	35	31	105	91
Total noninterest income	601	396	1,013	1,396

Noninterest Expense
Salaries and employee benefits	925	927	5,707	2,632
Net occupancy and equipment expense	166	216	539	624
Data processing expense	57	56	173	170
Federal deposit insurance corporation premiums	73	66	215	334
Professional and service fees	104	69	280	211
Real estate owned expense	66	123	170	181
Other	430	262	1,398	754
Total noninterest expense	1,821	1,719	8,482	4,906

Income (Loss) Before Income Tax	248	271	(5,650)	954

Provision (benefit) for Income Taxes	86	68	(1,915)	302

Net Income (Loss)	$162	$203	$(3,735)	$652

The accompanying notes are an integral part of these financial statements.

Wolverine Bank

Condensed Consolidated Statement of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating Activities
Net income (loss)	$(3,735)	$652
Items not requiring (providing) cash
Depreciation	181	201
Provision for loan losses	3,980	1,970
Loss on other real estate owned	(279)	183
Loans originated for sale	(27,273)	(55,813)
Proceeds from loans sold	27,828	56,914
Gain on sale of loans	(557)	(1,101)
Changes in
Interest receivable and other assets	(1,736)	(570)
Interest payable and other liabilities	3,560	8
Net cash provided by operating activities	1,969	2,444

Investing Activities
Net change in interest-bearing deposits	(2,472)	(715)
Proceeds from calls and maturities of held to maturity securities	1,032	14,635
Net change in loans	138	14,185
Proceeds from sale of real estate owned	359	978
Purchase of premises and equipment	(5)	(358)
Net cash provided by (used in) investing activities	(948)	28,725

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	17,982	3,662
Net change in certificates of deposit	(8,916)	(19,659)
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	(16,000)	(2,000)
Net cash provided by (used in) financing activities	3,066	(17,997)

Increase (Decrease) in Cash and Cash Equivalents	4,087	13,172

Cash and Cash Equivalents, Beginning of Period	23,324	6,466

Cash and Cash Equivalents, End of Period	$27,411	$19,638

Supplemental Disclosures of Cash Flows Information
Interest paid	$5,625	$6,594
Income taxes paid	—	1,405
Loans transferred to real estate owned	914	1,007

The accompanying notes are an integral part of these financial statements.

Wolverine Bank
Form 10-Q
(Dollars in Thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bank (the "Bank") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included.  The condensed consolidated balance sheet of the Bank as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Bank as of that date.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the Bank’s audit financial statements and notes thereto filed as part of Wolverine Bancorp’s Prospectus dated November 12, 2010 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 23, 2010.

Note 2:	Accounting Developments

FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets – In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 860, Accounting for Transfers of Financial Assets, which pertains to securitizations.  ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Bank adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements. In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Bank’s disclosures about fair value measurements are presented in Note 5 - Disclosures About Fair Value of Assets and Liabilities.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Bank’s financial statement disclosure upon adoption of this ASU.

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. In April, 2010, FASB issued ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring.

An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Bank has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a bank’s loans and the allowance for loan losses held against those loans.  A bank will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Bank anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
September 30, 2010
Municipals (unaudited)	$388	$—	$—	$388

December 31, 2009
U.S. Government sponsored agencies	$1,000	$16	$—	$1,016
Municipals	420	—	—	420
	$1,420	$16	$—	$1,436

The amortized cost and fair value of securities at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
Within one year	$—	$—	$—	$—
One to five years	—	—	1,000	1,016
Five to ten years			—	—
After ten years	388	388	420	420
Totals	$388	$388	$1,420	$1,436

There were no sales of securities during the nine months ended September 30, 2010 or the year ended December 31, 2009.

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30, 2010	December 31, 2009
	(Unaudited)
Real Estate
Fixed-rate residential	$72,185	$77,288
Adjustable-rate residential	8,297	8,544
Commercial real estate	138,382	136,614
Construction	17,213	7,551
Home equity	12,027	11,775
Commercial non-real estate	10,227	10,521
Consumer	1,358	1,325
Total loans	259,689	253,618

Less
Net deferred loan fees, premiums and discounts	401	351
Undisbursed portion of loans	8,623	1,724
Allowance for loan losses	10,660	6,507
Net loans	$240,005	$245,036

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30
	2010	2009
	(Unaudited)
Balance, beginning of period	$6,507	$3,379
Provision charged to expense	3,980	1,970
Losses charged off, net of recoveries of $48 (unaudited), $235 (unaudited)	173	(117)
Balance, end of period	$10,660	$5,232

Impaired loans totaled $28,122 and $14,125 at September 30, 2010 and December 31, 2009 respectively.  An allowance for loan losses of $4,614 and $3,015 relates to impaired loans at September 30, 2010 and December 31, 2009 respectively.  There were no impaired loans at September 30, 2010 and December 31, 2009 that did not have a specific allowance for loan losses.

Interest income of $624 and $58 was recognized on average impaired loans of $20,102 and $7,740 for the nine months ended September 30, 2010 and 2009, respectively.  Cash collected on impaired loans for the nine months ended September 30, 2010 and 2009 was $547 and $18, respectively.

At September 30, 2010 and December 31, 2009 there were no accruing loans delinquent 90 days or more.  Nonaccruing loans at September 30, 2010 and December 31, 2009 were $10,539 and $7,240, respectively.

Note 5:	Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets under the valuation hierarchy.  The Bank has no assets or liabilities measured at fair value on a recurring basis and no liabilities measured at fair value on a nonrecurring basis.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Impaired loans	$23,508	$—	$—	$23,508

December 31, 2009
Impaired loans	$11,110	$—	$—	$11,110

The following table presents estimated fair values of the Bank’s financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	September 30 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$27,411	$27,411	$23,324	$23,324
Interest bearing time deposits	25,191	25,191	22,719	22,719
Held to maturity securities	388	388	1,420	1,436
Loans, net of allowance for loan losses	240,005	242,916	245,036	252,150
Federal Home Loan Bank stock	4,700	4,700	4,700	4,700
Interest receivable	980	980	990	990

Financial liabilities
Deposits	176,557	178,479	167,490	169,323
Federal Home Loan Bank advances	84,000	92,942	90,000	95,352
Interest payable	343	343	350	350

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Time Deposits, Federal Home Loan Bank Stock, Interest Receivable and Interest Payable

The carrying amount approximates fair value.

Held to Maturity Securities

Fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit
Loan commitments and letters-of-credit generally have short-term, variable rate features and contain clauses which limit the Bank’s exposure to changes in customer credit quality.  Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

NOTE 6:	Plan of Conversion

On July 12, 2010, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings bank to a capital stock bank (the “Conversion”), and as amended on August 30, 2010.  A new Maryland-chartered corporation, Wolverine Bancorp, Inc. (the “Company”), was formed in September 2010, which, upon consummation of the Conversion and offering, will become the savings and loan holding company of the Bank. The Plan is subject to approval of the members of the Bank, which approval was received at a Special Meeting of Members on December 22, 2010. Additionally, the Plan is subject to the final approval of the Office of Thrift Supervision (“OTS”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission.  Upon receipt of the final approval of the OTS and the consummation of the Conversion and offering, the Bank will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of the Conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the conversion and offering are not completed, any deferred costs will be charged to operations.  Through September 30, 2010, the Bank had incurred approximately $252 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

In accordance with OTS regulations, at the time of the Conversion, the Bank will substantially restrict retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Wolverine Bancorp, Inc.’s Prospectus dated November 12, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 23, 2010.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $2.9 million, or 0.9%, to $307.6 million at September 30, 2010 from $304.7 million at December 31, 2009.  The increase was primarily the result of an increase in cash and cash equivalents, interest earning deposits and other assets, partially offset by a decrease in net loans and investment securities, held to maturity.

Cash and cash equivalents increased $4.1 million, or 17.5%, to $27.4 million at September 30, 2010 from $23.3 million at December 31, 2009, and interest earning deposits increased $2.5 million, or 10.9%, to $25.2 million at September 30, 2010 from $22.7 million at December 31, 2009. The increases in cash and cash equivalents and in interest earning deposits were primarily the result of loan prepayments and refinances, some of which were sold into the secondary market consistent with our interest rate risk management strategy during the low interest rate environment in 2010.

Net loans decreased $5.0 million, or 2.1%, to $240.0 million at September 30, 2010 from $245.0 million at December 31, 2009 as our one- to four-family residential mortgage loans decreased by $5.4 million, to $80.5 million at September 30, 2010 from $85.8 million at December 31, 2009, primarily due to repayments, refinances and sales. Additionally, undisbursed loan funds increased $6.9 million, or 405.9%, to $8.6 million at September 30, 2010 from $1.7 million at December 31, 2009.  These items were offset by an increase in construction loans of $9.6 million, or 126.3%, to $17.2 million at September 30, 2010 from $7.5 million at December 31, 2009.

Securities held to maturity, consisting of one municipal security at September 30, 2010, decreased $1.0 million to $388,000 at September 30, 2010 from $1.4 million at December 31, 2009.

Real estate owned increased $416,000, or 70.5%, to $1.0 million at September 30, 2010 from $590,000 at December 31, 2009. The increase in real estate owned resulted primarily from two one- to four-family residential mortgage properties, one non-residential property and one land property that we foreclosed on during the first half of 2010.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, increased $2.1 million, or 52.5%, to $6.2 million at September 30, 2010, from $4.1 million at December 31, 2009. The increase was primarily attributable to an increase in deferred taxes.

Deposits increased $9.0 million, or 5.4%, to $176.6 million at September 30, 2010 from $167.5 million at December 31, 2009.  Certificates of deposit decreased $8.9 million, or 8.4%, to $96.7 million at September 30, 2010 from $105.7 million at December 31, 2009.  Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $18.1 million, or 29.2%, to $79.9 million at September 30, 2010 from $61.8 million at December 31, 2009. We believe the increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts with new customers.

Federal Home Loan Bank advances decreased $6.0 million to $84.0 million at September 30, 2010 from $90.0 million at December 31, 2009 as a result of paying off maturing advances.

Total equity capital decreased $3.7 million, or 8.2%, to $41.8 million at September 30, 2010 from $45.6 million at December 31, 2009.  The decrease resulted from a net loss of $3.7 million during the nine months ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General.  We recorded a net loss of $3.7 million for the nine months ended September 30, 2010 compared to net income of $652,000 for the nine months ended September 30, 2009.  Our net loss during the 2010 period resulted primarily from a $4.0 million provision for loan losses charge taken during the period and a charge of $3.2 million taken in connection with the freezing and funding of our multi-employer defined benefit pension plan. In addition to these charges, net interest income decreased $635,000 to $5.8 million for the nine months ended September 30, 2010 from $6.4 million for the nine months ended September 30, 2009, and other noninterest income decreased $383,000 to $1.0 million for the nine months ended September 30, 2010 from $1.4 million for the year earlier period.

Interest and Dividend Income.  Interest and dividend income decreased $1.5 million, or 11.7%, to $11.4 million for the nine months ended September 30, 2010 from $12.9 million for the nine months ended September 30, 2009, as the average balance of interest earning assets decreased $2.3 million to $308.1 million for the nine months ended September 30, 2010 from $310.4 million for the nine months ended September 30, 2009, and the average yield on interest earning assets decreased 61 basis points to 4.94% during the 2010 period from 5.55% during the 2009 period.  The decrease in our average yield on interest earning assets was due primarily to the general decline in market interest rates as well as the higher balances of low-yielding cash and cash equivalents.

The biggest component decrease in average interest earning assets was in net loans, which decreased $15.2 million, or 5.7%, to $248.7 million for the nine months ended September 30, 2010 from $263.9 million for the nine months ended September 30, 2009. Additionally, the average balance of securities held-to-maturity decreased $3.2 million, or 76.2%, to $1.0 million for the September 30, 2010 period from $4.2 million for the September 30, 2009 period. Although the average balance of other interest earning assets, consisting of interest earning demand and time deposits, increased $16.1 million to $53.7 million during the 2010 period from $37.7 million during the 2009 period, the average yield on other interest earning assets decreased to 0.88% from 1.76%, resulting in a $141,000 decrease in interest income from other interest earning assets to $356,000 for the nine months ended September 30, 2010 from $497,000 for the nine months ended September 30, 2009.

Interest income on loans decreased $1.3 million, or 10.5%, to $11.0 million for the nine months ended September 30, 2010 from $12.3 million for the nine months ended September 30, 2009, as the average yield on loans decreased 32 basis points to 5.88% for the nine months ended September 30, 2010 from 6.20% for the nine months ended September 30, 2009 reflecting the lower market interest rate environment, and the average balance of loans decreased $15.1 million, or 5.7%, to $248.7 million for the nine months ended September 30, 2010 from $263.9 million for the nine months ended September 30, 2009.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock decreased $217,000, or 32.9%, to $442,000 for the nine months ended September 30, 2010 from $659,000 for the nine months ended September 30, 2009.

Interest Expense.  Interest expense decreased $874,000, or 13.5%, to $5.6 million for the nine months ended September 30, 2010 from $6.5 million for the nine months ended September 30, 2009, as the average balance of interest-bearing liabilities decreased $1.6 million, or 0.6%, to $263.3 million for the nine months ended September 30, 2010 from $265.0 million for the nine months ended September 30, 2009, and the average rate we paid on these liabilities decreased 43 basis points to 2.84% from 3.27%.

The biggest component decrease was in interest expense on certificates of deposit which decreased $545,000, or 19.9%, to $2.2 million for the nine months ended September 30, 2010 from $2.7 million for the nine months ended September 30, 2009, resulting from an $11.8 million decrease in the average balance of certificates of deposits to $101.8 million for the nine months ended September 30, 2010 from $113.6 million for the nine months ended September 30, 2009, and a 34 basis point decrease in the cost of these funds to 2.88% for the 2010 period from 3.22% for the 2009 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $14.0 million, or 23.4%, to $73.6 million for the nine months ended September 30, 2010 from $59.7 million for the nine months ended September 30, 2009; however, the interest on core deposits increased $14,000 to $268,000 for the 2010 period from $254,000 for the 2009 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $343,000, or 9.8%, to $3.2 million for the nine months ended September 30, 2010 from $3.5 million for the nine months ended September 30, 2009, as our average balance of these borrowings decreased $3.8 million and the average rate paid decreased 30 basis points to 4.78% from 5.08%.

Net Interest Income.  Net interest income decreased $635,000, or 9.9%, to $5.8 million for the nine months ended September 30, 2010 from $6.4 million for the nine months ended September 30, 2009, as our net interest earning assets decreased to $44.8 million from $45.5 million, our net interest rate spread decreased 18 basis points to 2.10% from 2.28% and our net interest margin decreased 24 basis points to 2.51% from 2.76%.  The decreases in our net interest rate spread and net interest margin reflected our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, as well as an increase in our non-accrual loans, which increased to $10.5 million at September 30, 2010 from $6.6 million at September 30, 2009.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $4.0 million for the nine months ended September 30, 2010 and a provision for loan losses of $2.0 million for the nine months ended September 30, 2009. The primary reason for the increase in the provision for loan losses was an increase in our non-performing loans as well as a continued decline in the economy in our primary market area and in Michigan as a whole, including increased unemployment, declining collateral values and increasing trends in delinquencies and classified assets. At September 30, 2010, non-performing loans totaled $10.9 million, or 4.33% of total loans, as compared to $7.2 million, or 2.80% of total loans, at September 30, 2009. The increase in non-performing loans was primarily in the commercial real estate loan portfolio, a higher risk portfolio compared to our one- to four-family residential mortgage loan portfolio.  The allowance for loan losses to total loans receivable increased to 4.25% at September 30, 2010 from 2.05% at September 30, 2009.

The allowance for loan losses as a percentage of non-performing loans increased to 98.0% at September 30, 2010 from 73.0% at September, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Noninterest Income.  Noninterest income decreased by $383,000, or 27.4%, to $1.0 million for the nine months ended September 30, 2010 from $1.4 million for the nine months ended September 30, 2009.  The decrease was due primarily to a $543,000 decrease in net gains on loan sales, reflecting the significant amount of fixed-rate, long-term residential mortgage loans that we sold during the 2009 period.

Noninterest Expense. Noninterest expense increased $3.6 million, or 72.9%, to $8.5 million for the nine months ended September 30, 2010 from $4.9 million for the nine months ended September 30, 2009, primarily attributable to a $3.1 million increase in salaries and employee benefits expense during the 2010 period versus the year earlier period, as we incurred a $3.2 million charge in June 2010 in connection with the freezing and funding of our multi-employer defined benefit pension plan, and a $484,000 increase in other expense resulting from a $356,000 expense we incurred in connection with an external wire fraud.

Income Tax Expense (Benefit).  We recorded a $1.9 million income tax benefit for the nine months ended September 30, 2010 compared to a $302,000 income tax expense for the 2009 period, reflecting the loss of $5.7 million before income tax expense during the nine months ended September 30, 2010 versus income before income tax of $954,000 for the nine months ended September 30, 2009.  Our effective tax benefit rate was 33.9% for the nine months ended September 30, 2010 compared to an effective tax rate of 31.7% for the nine months ended September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  We recorded net income of $162,000 for the three months ended September 30, 2010 compared to net income of $203,000 for the three months ended September 30, 2009.  Net interest income decreased $76,000 to $2.0 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009, and other noninterest income increased $205,000 to $601,000 for the three months ended September 30, 2010 from $396,000 for the prior year period.

Interest and Dividend Income.  Interest and dividend income decreased $320,000, or 7.8%, to $3.8 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009, as the average balance of interest earning assets increased $4.3 million to $304.3 million for the three months ended September 30, 2010 from $300.0 million for the three months ended September 30, 2009, but the average yield on interest earning assets decreased 50 basis points to 4.99% during the 2010 period from 5.49% during the 2009 period.  The decrease in our average yield on interest earning assets was due primarily to the general decline in market interest rates as well as the higher balances of low-yielding cash and cash equivalents.

The biggest component decrease in average interest earning assets was in net loans, which decreased $7.6 million, or 2.9%, to $248.8 million for the three months ended September 30, 2010 from $256.4 million for the three months ended September 30, 2009. Additionally, the average balance of securities held-to-maturity decreased $1.3 million, or 76.6%, to $388,000 for the September 30, 2010 period from $1.7 million for the September 30, 2009 period. Although the average balance of other interest earning assets, consisting of interest earning demand and time deposits, increased $13.1 million, to $50.3 million during the 2010 period from $37.2 million during the 2009 period, the average yield on other interest earning assets decreased to 0.78% from 1.51%, resulting in a $43,000 decrease in interest income from other interest earning assets to $98,000 for the three months ended September 30, 2010 from $141,000 for the three months ended September 30, 2009.

Interest income on loans decreased $238,000, or 6.1%, to $3.7 million for the three months ended September 30, 2010 from $3.9 million for the three months ended September 30, 2009, as the average yield on loans decreased 19 basis points to 5.92% for the three months ended September 30, 2010 from 6.11% for the three months ended September 30, 2009, reflecting the lower market interest rate environment, and the average balance of loans decreased $7.6 million, or 2.9%, to $248.8 million for the three months ended September 30, 2010 from $256.4 million for the three months ended September 30, 2009.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock decreased $81,000, or 41.5%, to $114,000 for the three months ended September 30, 2010 from $195,000 for the three months ended September 30, 2009.

Interest Expense.  Interest expense decreased $244,000, or 11.8%, to $1.8 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009, as the average balance of interest-bearing liabilities increased $4.0 million, or 1.6%, to $258.7 million for the three months ended September 30, 2010 from $254.7 million for the three months ended September 30, 2009, but the average rate we paid on these liabilities decreased 43 basis points to 2.82% from 3.25%. The biggest component decrease was in interest expense on certificates of deposit which decreased $112,000, or 13.6%, to $710,000 for the three months ended September 30, 2010 from $822,000 for the three months ended September 30, 2009, resulting from a $6.3 million decrease in the average balance of certificates of deposits to $97.0 million for the three months ended September 30, 2010 from $103.4 million for the three months ended September 30, 2009, and a 25 basis point decrease in the cost of these funds to 2.93% for the 2010 period from 3.18% for the 2009 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $16.8 million, or 27.7%, to $76.9 million for the three months ended September 30, 2010 from $60.3 million for the three months ended September 30, 2009, and the interest on core deposits increased $16,000 to $92,000 for the 2010 period from $76,000 for the 2009 period, as we were able to reprice our deposits downward in the declining market interest rate environment.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $147,000, or 12.5%, to $1.0 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009, as our average balance of these borrowings decreased $6.3 million and the average rate paid decreased 31 basis points to 4.84% from 5.15%.

Net Interest Income.  Net interest income decreased $76,000, or 3.7%, to $2.0 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009, as our net interest earning assets increased to $45.6 million from $45.3 million, our net interest rate spread decreased 7 basis points to 2.16% from 2.23%, and our net interest margin decreased 14 basis points to 2.59% from 2.73%.  The decreases in our net interest rate spread and net interest margin reflected our ongoing interest rate risk strategy of selling into the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the low interest rate environment as well as an increase in our non-accrual loans, which increased to $10.5 million at September 30, 2010 from $6.6 million at September 30, 2009.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $500,000 for the three months ended September 30, 2010 and a provision for loan losses of $450,000 for the three months ended September 30, 2009. The primary reason for the increase in the provision for loan losses was a continued decline in the economy in our primary market area as well as in Michigan as a whole, including increased unemployment, declining collateral values and increasing trends in delinquencies and classified assets. At September 30, 2010, non-performing loans totaled $10.9 million, or 4.33% of total loans, as compared to $7.2 million, or 2.80% of total loans, at September 30, 2009. The increase in non-performing loans was primarily in the commercial real estate loan portfolio, a higher risk portfolio as compared to our one- to four-family residential mortgage loan portfolio.  The allowance for loan losses to total loans receivable increased to 4.25% at September 30, 2010 as compared to 2.05% at September 30, 2009.

The allowance for loan losses as a percentage of non-performing loans increased to 98.0% at September 30, 2010 from 73.0% at September 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Noninterest Income.  Noninterest income increased by $205,000, or 51.8%, to $601,000 for the three months ended September 30, 2010 from $396,000 for the three months ended September 30, 2009.  The increase was due primarily to a $56,000 increase in gain on loan sales and a $159,000 increase in income on real estate owned.

Noninterest Expense. Noninterest expense increased $102,000, or 5.9%, to $1.8 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009, primarily attributable to a $100,000 increase in expense on real estate owned.

Income Tax Expense.  We recorded an $86,000 income tax expense for the three months ended September 30, 2010 compared to a $68,000 income tax expense for the 2009 period.  Our effective tax rate was 34.7% for the three months ended September 30, 2010 compared to an effective tax rate of 25.1% for the three months ended September 30, 2009.

Asset Quality

Non-performing loans totaled $10.9 million, or 4.33% of total loans, at September 30, 2010 compared to $10.7 million, or 4.32% of total loans at June 30, 2010 and $7.8 million, or 3.1% of total loans at December 31, 2009.

At September 30, 2010, we had 62 loans, totaling $15.2 million, for which we had temporarily extended the maturities while working on the loan renewal process.  During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, 12 loans totaling $4.6 million, were classified as substandard and eight loans, totaling $1.6 million, were considered special mention. At September 30, 2010, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE BANCORP, INC.

Date: December 27, 2010	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: December 27, 2010	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer