Form 10-K
period 2010-12-31
Wolverine Bancorp, Inc.
filed 2011-03-31
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-35034

WOLVERINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3939016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5710 Eastman Avenue, Midland, Michigan	48640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (989) 631-4280

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2010. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on January 20, 2011, as reported by the Nasdaq Stock Market, was approximately $26.9 million.

As of December 31, 2010, there were no issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.	Business

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, legal, governmental, technological and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus, except as otherwise required by securities and other applicable laws.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	our ability to deploy the proceeds we received in our initial stock offering;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF WOLVERINE BANK

General

Wolverine Bank is a federally chartered savings bank headquartered in Midland, Michigan. Wolverine Bank was originally chartered in 1933. At December 31, 2010, we had $314.2 million of total assets, $174.7 million of deposits and $41.9 million of total equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and to a lesser extent throughout all of Michigan through our three banking offices located in Midland, Michigan, which is the County Seat of Midland County, and our banking office and loan center located in Frankenmuth and Saginaw, Michigan, respectively, which are located in neighboring Saginaw County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one- to four-family residential mortgage loans and home equity loans and lines of credit and to a lesser extent, construction loans, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2010, $137.7 million, or 54.8%, of our total loan portfolio was comprised of commercial real estate loans including multi-family mortgage loans and land loans, and $76.8 million, or 30.5%, of our total loan portfolio was comprised of one- to four-family residential mortgage loans. We also invest in securities, which historically have consisted primarily of U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

We offer a variety of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and retirement accounts, including health savings accounts.

We offer extended hours at our branch offices, and we are dedicated to offering alternative banking delivery systems utilizing state-of-the-art technology, including ATMs, online banking, remote deposit capture and telephone banking delivery systems.

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. Consistent with prudent interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans.

Historically, as part of our interest rate risk strategy, we have sold into the secondary market substantially all of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2010 we originated for sale and sold $49.2 million of fixed-rate one- to four-family residential mortgage loans, including refinances, into the secondary market in order to generate fee income and consistent with our interest rate risk strategy.

Wolverine Bank’s executive offices are located at 5710 Eastman Avenue, Midland, Michigan 48640. Our telephone number at this address is (989) 631-4280. Our website address is www.wolverinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

Wolverine Bank operates from three banking offices located in Midland, Michigan, one banking office and a loan center, located, in Frankenmuth and Saginaw, respectively, which are located in neighboring Saginaw County, Michigan. The Great Lakes Bay Region of Michigan which is located in the eastern portion of Michigan’s lower peninsula, approximately 120 miles north of Detroit, is our primary market area for both lending and deposits.

Our operations tend to be influenced by the economic trends experienced throughout Michigan. Wolverine Bank competes for deposits with community banking institutions, credit unions and regional and superregional financial institutions with greater financial and other resources than we have. In recent years, both our primary market area as well as Michigan as a whole has experienced limited to negative growth, reflecting in part, the economic downturn. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of Michigan.

Midland County has a total population of approximately 83,000 and Saginaw County has a total population of approximately 203,000. Our primary market area has experienced limited or negative population growth from 2000 to 2010. Specifically, Midland County’s population remained nearly unchanged over the 2000 to 2010 period, while Saginaw County’s population shrank at a 0.3% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2015. Household growth trends coincide with the population growth trends as growth also has been modest over the 2000 to 2010 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next five year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2010.

Historically, our primary market area, and specifically the City and County of Midland, has been heavily dependent upon the three largest employers: The Dow Chemical Company, MidMichigan Medical Center and Dow Corning Corporation. These three entities employ approximately 10,000 persons in Midland County. The Dow Chemical Company is a major multinational producer of specialty chemicals, advanced materials, agro sciences technology-based products and solutions and Dow Corning is a producer of silicone, specialty chemicals, lubricants and healthcare products. In addition, these companies have been in the forefront of the development and commercialization of solar energy products and technologies. Historically, these companies have been very important to the local economy because of the employment opportunities and their philanthropic and outgrowth activities.

Unemployment rates in our primary market area as well as throughout Michigan are above the national average of 9.1%. According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2010, the Bay City Metropolitan Statistical Area (“MSA”) had an unemployment rate of 10.4% and the Saginaw MSA had an unemployment rate of 10.2%. While there has been some improvement in the unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

Competition

We face intense competition in our market area both in making loans and attracting deposits. We compete with credit unions which historically have had a very strong presence in Michigan. We also compete with commercial banks, savings institutions, mortgage brokerage firms, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting customers, and offer certain services that we do not or cannot provide.

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 60% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, and specifically the Michigan counties of Midland and Saginaw. As of June 30, 2010, the latest date for which FDIC data are available, we ranked second of eight bank and thrift institutions with offices in Midland County with a 14.4% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 6.4% of the total federally insured deposits in Midland County. We are the only savings institution located in Midland County and we had nominal net deposit growth of 0.6% annually over the 2006 to 2010 period. We ranked 13th of 16 bank and thrift institutions with offices in Saginaw County with a 1.3% market share. When including credit unions, our market share dropped to 0.7% of the federally insured deposits within Saginaw County.

Lending Activities

Our principal lending activity is the origination of commercial mortgage loans including multifamily and land loans, residential mortgage loans and home equity loans, and to a lesser extent, construction loans, commercial non-mortgage loans and other consumer loans. The following table provides a historical breakdown of our loan portfolio at the end of each of our last five years.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$76,801	30.5%	$85,163	33.7%	$109,179	39.9%	$110,516	41.8%	$114,194	41.8%
Home equity	12,252	4.9	11,775	4.7	13,704	5.0	15,513	5.9	18,095	6.6
Commercial mortgage loans:
Commercial real estate (1) (2)	84,172	33.5	85,497	33.7	83,816	30.6	117,441	44.5	115,002	42.0
Multifamily	37,485	14.9	33,713	13.3	25,463	9.3	—	—	—	—
Land	16,071	6.4	17,404	6.9	17,444	6.4	—	—	—	—
Construction (3):
Residential	3,543	1.4	2,534	1.0	6,524	2.4	12,697	4.8	16,735	6.1
Residential non-owner occupied	1,760	0.7	3,631	1.4	7,699	2.8	—	—	—	—
Non-residential	7,823	3.1	1,386	0.5	185	0.1	—	—	—	—

Total mortgage loans	239,907	95.4	241,103	95.3	264,014	96.5	256,167	97.0	264,026	96.5
Commercial non-mortgage	10,434	4.1	10,521	4.2	8,069	2.9	6,874	2.6	7,174	2.6
Other consumer	1,229	0.5	1,326	0.5	1,688	0.6	1,165	0.4	2,456	0.9

Total loans	251,570	100.0%	252,950	100.0%	273,771	100.0%	264,206	100.0%	273,656	100.0%

Other items:
Unearned fees and discounts, net	345		351		431		465		555
Undisbursed loan funds	8,159		1,724		3,538		4,752		4,082
Allowance for loan losses	9,775		6,507		3,379		3,017		3,054

Total loans, net	$233,291		$244,368		$266,423		$255,972		$265,965

(1)	For the years ended December 31, 2007 and 2006, information for commercial real estate mortgage loans includes multifamily loans and land loans.
(2)	Includes $24.9 million and $27.1 million of non-owner occupied one- to four-family rental properties at December 31, 2009 and 2008, respectively.
(3)	For the years ended December 31, 2007 and 2006, information for construction loans includes residential non-owner occupied loans and non-residential loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four- family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$6,300	6.01%	$2,046	5.79%	$3,069	6.43%	$10,398	4.95%	$23,044	6.17%
2012	7,079	6.04	2,563	5.54	12,623	6.32	4,640	5.09	7,033	7.09
2013	4,872	6.28	3,095	5.79	7,831	6.38	951	6.95	19,253	6.77
2014 to 2015	10,001	5.36	2,101	4.93	9,993	6.40	82	6.40	25,756	5.84
2016 to 2020	12,232	5.59	2,252	4.57	3,969	7.21	0	0	9,086	6.68
2021 to 2025	2,227	5.89	195	4.44	0	0	0	0	0	0
2026 and beyond	34,090	5.40	0	0	0	0	0	0	0	0

Total	$76,801	5.60%	$12,252	5.35%	$37,485	6.46%	$16,071	5.11%	$84,172	6.34%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction- Non Residential		Commercial Non-Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$0	0.00%	$897	5.12%	$0	0.00%	$3,766	3.80%	$385	3.22%	$49,905	5.67%
2012	0	0	0	0	0	0	5,067	7.00	122	6.37	39,127	6.30
2013	0	0	0	0	44	6.75	154	6.19	174	6.08	36,374	6.53
2014 to 2015	0	0	0	0	0	0	141	6.32	516	5.08	48,590	5.81
2016 to 2020	192	5.25	482	5.06	850	5.36	1,306	5.82	32	6.93	30,401	6.05
2021 to 2025	0	0	0	0	6,929	4.93	0	0	0	0	9,351	5.15
2026 and beyond	3,351	5.21	381	4.95	0	0	0	0	0	0	37,822	5.37

Total	$3,543	5.21%	$1,760	5.06%	$7,823	4.98%	$10,434	5.68%	$1,229	4.81%	$251,570	5.90%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$60,689	$9,812	$70,501
Home equity	10,206	0	10,206
Commercial mortgage loans:
Commercial real estate	53,412	7,716	61,128
Multifamily	32,286	2,130	34,416
Land	5,673	0	5,673
Construction	1,715	10,514	12,229

Total mortgage loans	163,981	30,172	194,153
Commercial non-mortgage	6,111	557	6,668
Other consumer	844	0	844

Total loans	$170,936	$30,729	$201,665

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2010, $84.2 million, or 33.5% of our loan portfolio, consisted of commercial real estate loans, $37.5 million, or 14.9% of our loan portfolio, consisted of multifamily loans, and $16.1 million, or 6.4% of our total loan portfolio, consisted of land loans. Of the $137.8 million of commercial real estate loans, $21.2 million were secured by non-owner occupied one- to four-family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2010, our commercial real estate, multifamily and land loans had an average loan balance of approximately $307,000. At December 31, 2010, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2010 we had one commercial real estate loan outside of Michigan which was collateralized by land in Colorado with a loan balance of $886,000.

Our commercial real estate, multifamily and land loans are generally written for terms of up to five years with a balloon payment at the end of the fifth year, with a 15 year amortization schedule. Our Small Business Administration (SBA) loans, and on a very limited basis other commercial real estate loans, are originated with terms of up to 10 years. The majority of our commercial real estate, multifamily and land loans have fixed interest rates. The rates on our adjustable-rate commercial real estate and multifamily loans are generally tied to the prime interest rate as reported in The Wall Street Journal and generally have a specified floor. Many of our adjustable-rate commercial real estate loans are not fully amortizing and, therefore, require a “balloon” payment at maturity. Historically, our commercial real estate, multifamily and land loans have not been subject to prepayment penalties. A portion of our commercial real estate and multifamily loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

In underwriting commercial real estate and multifamily loans, we generally lend up to 70% of the property’s appraised value and up to 65% of the property’s appraised value if the property is unimproved land. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are typically obtained from commercial borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Also, if we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed.

At December 31, 2010, our largest commercial real estate loan had an outstanding balance of $4.3 million, was secured by commercial/industrial properties and condominiums, and was performing in accordance with its terms.

One- to Four-Family Residential Mortgage Loans. At December 31, 2010, $76.8 million, or 30.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one- to four-family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2010, fixed-rate one- to four-family residential mortgage loans totaled $67.0 million, of which $28.9 million contained 5-year balloon payment terms, and adjustable-rate one- to four-family residential mortgage loans totaled $9.8 million.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae and Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2010, we had 21 one- to four-family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $100,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2010, our largest one- to four-family residential mortgage loan had an outstanding balance of $1.4 million and was performing in accordance with its terms.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold all of our fixed-

rate one- to four-family residential mortgage loans that do not contain balloon payment terms as these loans have all had terms of 15 years or greater. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a very small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of one year. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon a contractual spread or margin above the one year Treasury Note, adjusted to a constant maturity, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. Generally the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points, subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default and higher rates of delinquency. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.

We do not offer or purchase loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

We require title insurance on all of our one- to four-family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We also require flood insurance, as applicable. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial properties, including multifamily properties. At December 31, 2010, $13.1 million, or 5.2%, of our total loan portfolio, consisted of construction loans, $5.3 million of which were secured by one- to four-family residential real estate and $7.8 million of which were secured by commercial real estate.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2010, our largest construction loan had a principal balance of $4.9 million and was secured by two hotels. This loan was performing in accordance with its terms at December 31, 2010.

Construction loans for one- to four-family residential properties are generally originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one- to four-family residential property. At December 31, 2010, the additional unadvanced portion of these construction loans totaled $7.8 million.

Repayment of loans on income-producing property is normally expected from the property’s eventual rental income, income from the borrower’s operations, the personal resources of the guarantor, or the sale of the subject property. Repayment of construction loans is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing property.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans are generally underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to five years and a balloon payment and a 15-year amortization schedule. Home equity lines of credit generally are originated with variable rates tied to the prime interest rate, with an established floor and monthly payments of 2.0% of the outstanding balance.

At December 31, 2010 we had $10.1 million, or 4.0% of our total loan portfolio in home equity loans and $2.2 million of home equity lines of credit and $1.9 million of undisbursed funds related to home equity lines of credit.

Home equity loans secured by second mortgages generally have greater risk than one- to four-family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

Commercial Non-Mortgage Loans. We also originate commercial non-mortgage (term) loans and variable lines of credit. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial non-mortgage loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. These loans are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The commercial non-mortgage loans that we offer have fixed interest rates or variable-rate indexed to the prime rate as published in The Wall Street Journal, and with terms ranging from one to seven years. Our commercial non-mortgage loan portfolio consists primarily of secured loans.

At December 31, 2010, we had $10.4 million of commercial non-mortgage loans outstanding, representing 4.1% of our total loan portfolio.

When making commercial non-mortgage loans, we generally consider the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial non-mortgage loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial non-mortgage loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial non-mortgage loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2010, our largest commercial non-mortgage loan outstanding was for $4.4 million and was secured by stock and other collateral. At December 31, 2010, this loan was performing in accordance with its terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2010, our consumer loan portfolio totaled $1.2 million, or 0.5% of our total loan portfolio.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main office and our loan center. All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae or Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our commercial real estate and commercial non-mortgage loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans and lines of credit are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis substantially all of the conforming, fixed-rate one- to four-family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties throughout Michigan as well as by certificates of deposit. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2010, our loan participations totaled $10.4 million, or 4.1% of our loan portfolio, $8.3 million of which were outside our primary market area.

We have not sold participations in loans to other banks.

The following table shows the loan origination, purchases, sale and repayment activities of Wolverine Bank, for the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Originations by type:
Mortgage loans:
Residential	$57,962	$74,798	$22,237
Commercial	62,190	49,416	60,944
Construction	18,701	11,125	19,341
Home equity	7,432	6,585	10,302
Commercial non-mortgage	3,624	6,238	9,126
Other consumer	345	1,597	1,820

Total loans originated	150,254	149,759	123,770

Purchases:
Mortgage loans:
Residential	1,000	—	3,875
Commercial Real Estate	1,492	—	—
Commercial non-mortgage	—	2,050	—

Total loans purchased	2,492	2,050	3,875

Sales and repayments:
Mortgage loans:
Residential	(67,324)	(98,597)	(27,101)
Commercial	(62,568)	(39,525)	(51,662)
Construction	(13,126)	(17,982)	(17,630)
Home equity	(6,956)	(8,514)	(12,111)
Commercial non-mortgage	(3,711)	(5,836)	(7,931)
Other consumer	(442)	(1,960)	(1,297)

Total sales and repayments	(154,127)	(172,414)	(117,732)

Total loans sold	(49,163)	(66,210)	(10,406)

Principal repayments	(104,965)	(106,204)	(107,326)

Total reductions	(154,128)	(172,414)	(117,732)

Increase (decrease) in other items, net	(9,695)	(1,234)	886

Net increase (decrease)	$(11,077)	$(21,839)	$10,799

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan.

Wolverine Bank’s policies and loan approval limits are established by our Board of Directors. Our Manager of Commercial Underwriting may approve secured commercial loans up to $500,000 and unsecured loans up to $50,000. Similarly, our Manager of Consumer Underwriting has authority to approve secured consumer loans up to $350,000, saleable secured residential loans up to the secondary market limit (currently $417,000) and unsecured loans up to $50,000. The President and CEO may approve secured loans up to $1.0 million and unsecured loans up to $500,000. The President and CEO in combination with a Manager of Underwriting may approve secured loans up to $1,500,000 or unsecured loans up to $750,000, and these limits are increased to $2,000,000 (consumer or residential loans), $2,500,000 (commercial loans) and $1,000,000 (unsecured loans) with the addition of a second Manager sof Underwriting. Two or more board members may approve loans up to $3,500,000. All loans in excess of $3,500,000 must be approved by the Board of Directors. There are higher limits for each lending authority described above for renewals or extensions.

We generally require appraisals by a rotating list of independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the Board of Directors annually.

Non-performing and Problem Assets

For all of our loans, once a loan is 15 days delinquent, a computer generated past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we generally attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90 days delinquent, if no work-out efforts have been pursued, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due, or 30 days or more past due if the loan is less than 1 year old, is provided monthly to our Board of Directors.

Loans are usually placed on non-accrual status when the payment of principal and/or interest is 90 days or more past due. Loans are also placed on non-accrual status when it is determined collection of principal or interest is in doubt or if the collateral is in jeopardy. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received and only after the loan is returned to accrual status. The loans are typically returned to accrual status if unpaid principal and interest are repaid so that the loan is current.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At the dates presented, we had no loans that were delinquent 90 days or greater and that were still accruing interest.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$1,118	$426	$—	$77	$539
Home equity	76	—	—	—	—
Commercial mortgage loans: (1)
Commercial real estate	4,051	4,029	1,337	1,498	388
Multifamily	—	—	—	—	—
Land	2,069	2,602	1,978	—	—
Construction	92	183	358	190	—
Commercial non-mortgage	—	—	—	—	215
Other consumer	—	—	—	—	—

Total non-accrual loans (2)	7,406	7,240	3,673	1,765	1,142

Troubled debt restructurings:
One-to four-family	467	224	—	—	—
Commercial real estate	97	302	—	—	—

	564	526	—	—	—

Total non-performing loans	7,970	7,766	3,673	1,765	1,142

Real estate owned:
Residential mortgage loans:
One-to four-family	256	256	149	570	29
Commercial mortgage loans:
Commercial real estate	1,805	334	562	255	703
Land	307	—	140	—	—
Construction	—	—	—	325	—
Home Equity	7	—	—	—	—

Total real estate owned	2,375	590	851	1,150	732

Total non-performing assets	$10,345	$8,356	$4,524	$2,915	$1,874

Ratios:
Non-performing loans to total loans	3.3%	3.1%	1.4%	0.7%	0.4%
Non-performing assets to total assets	3.3%	2.7%	1.4%	0.9%	0.6%

(1)	For the years ended December 31, 2007 and 2006, information for commercial real estate mortgage loans includes multifamily loans and land loans.
(2)	At December 31, 2010 and 2009, includes $4.3 million and $3.4 million of troubled debt restructurings, respectively.

For the year ended December 31, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $332,000. We recognized interest income of $37,000 on such loans for the year ended December 31, 2010.

At December 31, 2010, our non-accrual loans totaled $7.4 million. The non-accrual loans consisted primarily of four commercial real estate relationships with principal balances totaling $4.5 million and allowances of $1.2 million. These loans are secured by non-owner occupied one- to four-family residential properties, multifamily and commercial real estate properties and development land.

Other than as disclosed in the above tables, there are no other loans at December 31, 2010 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2010, we had $4.9 million of troubled debt restructurings, of which $4.3 were included as non-accruals loans in the preceding table. At December 31, 2010 our troubled debt restructuring related to 11 loans, 7 of which related to commercial real estate.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Residential mortgage loans:
One-to four-family	3	$598	9	$1,092	12	$1,690
Home equity	2	115	1	76	3	191
Commercial mortgage loans:
Commercial real estate	1	97	4	1,061	5	1,158
Multifamily	—	—	—	—	—	—
Land	1	4,266	—	—	1	4,266
Construction	—	—	—	—	—	—

Total mortgage loans	7	5,076	14	2,229	21	7,305

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$5,076	14	$2,229	21	$7,305

At December 31, 2009
Residential mortgage loans:
One-to four-family	5	$253	5	$400	10	$653
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	147	5	1,134	6	1,281
Multifamily	—	—	—	—	—	—
Land	1	42	8	2,181	9	2,223
Construction	—	—	—	—	—	—

Total mortgage loans	7	442	18	3,715	25	4,157

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$442	18	$3,715	25	$4,157

At December 31, 2008
Residential mortgage loans:
One-to four-family	1	$47	—	$—	1	$47
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	960	2	378	3	1,338
Multifamily	—	—	—	—	—	—
Land	1	157	1	150	2	307
Construction	2	253	2	356	4	609

Total mortgage loans	5	1,417	5	884	10	2,301

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	5	$1,417	5	$884	10	$2,301

At December 31, 2007
Residential mortgage loans:
One-to four-family	1	$10	1	$77	2	$87
Home equity	—	—	—	—	—	—
Commercial mortgage loans (1):
Commercial real estate	1	565	8	1,498	9	2,063
Multifamily	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	2	253	1	190	3	443

Total mortgage loans	4	828	10	1,765	14	2,593

Commercial non-mortgage	—	—	—	—	—	—

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Other consumer	1	—	—	—	1	—

Total loans	5	$828	10	$1,765	15	$2,593

At December 31, 2006
Residential mortgage loans:
One-to four-family	1	$117	2	$539	3	$656
Home equity	—	—	—	—	—	—
Commercial mortgage loans (1):
Commercial real estate	—	—	3	388	3	388
Multifamily	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	1	117	—	—	1	117

Total mortgage loans	2	234	5	927	7	1,161

Commercial non-mortgage	—	—	2	215	2	215
Other consumer	1	11	—	—	1	11

Total loans	3	$245	7	$1,142	10	$1,387

(1)	For the years ended December 31, 2007 and 2006, information for commercial real estate mortgage loans includes multifamily loans and land loans.

Total delinquent loans increased by $3.1 million to $7.3 million at December 31, 2010 from $4.2 million at December 31, 2009. The increase in delinquent loans was due primarily to an increase of $4.2 million in commercial mortgage loans delinquent 60-89 days.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2010, we had $2.4 million in real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the afore-mentioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of December 31, 2010, 2009, 2008, 2007 and 2006. At the dates presented we had no assets classified as doubtful. At December 31, 2010, we had specific allowances of $2.8 million for our substandard assets and $62,000 for special mention assets.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Classified Assets:
Substandard	$26,905	$25,881	$12,481	$3,480	$1,933

Total classified assets	26,905	25,881	12,481	3,480	1,933

Special mention	13,964	13,504	4,735	1,444	1,567

Total criticized assets	$40,869	$39,385	$17,216	$4,924	$3,500

Of the $26.9 million of substandard assets at December 31, 2010, $21.1 million were comprised of commercial real estate loans, $3.0 million were comprised of one- to four-family residential mortgage loans and approximately $2.8 million were comprised of real estate owned, home equity and construction loans.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment. Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for impairment in establishing a specific allowance.

In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$6,507	$3,379	$3,017	$3,054	$3,313

Charge-offs:
Residential mortgage loans:
One-to four-family	(33)	(104)	—	(128)	—
Home equity	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	(1,597)	(351)	(390)	(161)	(262)
Multifamily	—	—	(575)	—	—
Land	(109)	(140)	(75)	—	—
Construction	—	—	—	(49)	—
Commercial non-mortgage	—	—	—	(70)	(51)
Other consumer	(7)	(10)	(5)	(11)	(1)

Total charge-offs	(1,746)	(605)	(1,045)	(419)	(314)

Recoveries:
Residential mortgage loans:
One-to four-family	54	21	85	1	27
Home equity	—	—	—	—	—
Commercial mortgage loans (1):
Commercial real estate	229	326	73	138	128
Multifamily	—	48	36	—	—
Land	226	85	68	—	—
Construction	10	—	—	53	—
Commercial non-mortgage	—	—	—	—	33
Other consumer	4	3	3	2	—

Total recoveries	523	483	265	194	188

Net (charge-offs) recoveries	(1,223)	(122)	(780)	(225)	(126)
Provision (recovery to allowance) for loan losses	4,491	3,250	1,142	188	(133)

Balance at end of period	$9,775	$6,507	$3,379	$3,017	$3,054

Ratios:
Net charge-offs to average loans outstanding (annualized)	(1.0)%	0.0%	(0.3)%	(0.1)%	0.0%
Allowance for loan losses to non-performing loans at end of period	122.6%	83.8%	92.0%	170.9%	267.4%
Allowance for loan losses to total loans at end of period	4.0%	2.6%	1.3%	1.2%	1.1%

(1)	For the years ended December 31, 2007 and 2006, information for commercial real estate mortgage loans includes multifamily loans and land loans.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010		2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$2,079	30.5%	$1,246	33.8%	$1,173	40.0%
Home equity	314	4.9	161	4.7	145	5.0
Commercial mortgage loans:
Commercial real estate	3,920	33.5	3,019	33.7	1,227	30.5
Multifamily	1,772	14.9	949	13.3	270	9.3
Land	1,042	6.4	838	6.9	305	6.4
Construction	354	5.2	129	3.0	155	5.3
Commercial non-mortgage	262	4.1	148	4.1	86	2.9
Other consumer	32	0.5	17	0.5	18	0.6

Total allocated allowance	9,775	100.0	6,507	100.0	3,379	100.0

Total	$9,775	100.0%	$6,507	100.0%	$3,379	100.0%

	At December 31,
	2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$945	41.9%	$1,263	41.8%
Home equity	133	5.9	180	6.6
Commercial mortgage loans (1):
Commercial real estate	1,759	44.4	1,347	42.0
Multifamily	—	—	—	—
Land	—	—	—	—
Construction	111	4.8	169	6.1
Commercial non-mortgage	59	2.6	71	2.6
Other consumer	10	0.4	24	0.9

Total allocated allowance	3,017	100.0	3,054	100.0

Total	$3,017	100.0%	$3,054	100.0%

(1)	For the years ended December 31, 2007 and 2006, information for commercial real estate mortgage loans includes multifamily loans and land loans.

The allowance for loan losses increased $3.3 million, or 50.8%, to $9.8 million at December 31, 2010 from $6.5 million at December 31, 2009. The increase was based upon management’s evaluation of the adequacy of the allowance for loan losses and was a result of continued declining economic conditions in 2010, declining collateral values in our primary market area, increases in classified assets and increasing historical loss rates. At December 31, 2010, the allowance for loan losses represented 4.0% of total loans compared to 2.6% of total loans at December 31, 2009.

The allowance for loan losses increased $3.1 million, or 92.6%, to $6.5 million at December 31, 2009 from $3.4 million at December 31, 2008. The increase was based upon management’s evaluation of the adequacy of the allowance for loan losses and was a result of continued declining economic conditions in 2009, declining collateral values in our primary market area, increases in classified assets and increasing historical loss rates. At December 31, 2009, the allowance for loan losses represented 2.6% of total loans compared to 1.3% of total loans at December 31, 2008.

Investments

We conduct investment transactions in accordance with our board approved investment policy which is reviewed at least annually by the Loan and Finance Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our management investment committee, comprised of our President and Chief Executive Officer and our Chief Operating Officer and Treasurer. All investments are reported to the Board of Directors for ratification at the next regular board meeting.

Our current investment policy permits us to invest in any legally permissible investment security, including U.S. Treasury obligations, agency debt securities insured and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae and other eligible federal agencies, municipal securities, banker’s acceptances, certificates of deposit, overnight investments and eligible mutual funds.

We do not engage in any speculative trading or any transactions in short sales, options, mortgage derivative products or other financial derivative products. In recent years we have not purchased any mortgage-backed securities. As a federal savings bank, Wolverine Bank is generally not permitted to invest in equity securities, although this general restriction does not apply to Wolverine Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

ASC 320-10, “Investment – Debt and Equity Securities” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio.

U.S. Government and Agency Debt Securities. While United States Government and federal agency securities generally provide lower yields than other investments, including interest earning certificates of deposit, we maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings.

Municipal Obligations. At December 31, 2010 we held one municipal obligation totaling $388,000. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

U.S. Government sponsored agencies	$0	$0	$1,000	$1,016	$15,634	$15,702
Municipal obligations	388	388	420	420	660	660

Total	$388	$388	$1,420	$1,436	$16,294	$16,362

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. At such date, all of our securities were held to maturity. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less			More than One Year through Five Years			More than Five Years through Ten Years		More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield		Amortized Cost	Weighted Average Yield		Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield		Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Held to maturity securities:
Municipal obligations	$			$			$388	3.90%	$			$388	$	3.90%

Total	$		%	$		%	$388	3.90%	$		%	$388	$	3.90%

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of Indianapolis, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds from the sale of loans originated for sale, scheduled loan payments, maturing investments, loan prepayments, Federal Home Loan Bank of Indianapolis advances, retained earnings and income on other earning assets.

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain both retail and commercial deposits. Additionally, we have attracted deposits from numerous Michigan cities, townships, counties and nonprofit organizations due to our successful marketing efforts, community ties, and financial stability and strength.

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2010, we had $3.1 million in brokered deposits, of which approximately $567,000 were through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2010, we had a total of $87.1 million in certificates of deposit, of which $67.3 million had remaining maturities of one year or less. Of this $67.3 million with maturities of one year or less, approximately $16.3 million were paying above-market rates at a weighted average yield of 4.60%. These certificates were originated under our three-year guaranteed upward re-pricing certificate of deposit product, and the corresponding higher rates reflect the higher market interest rate environment at the time that these deposits were originated. It is not our intention to pay above-market rates to keep these deposits upon maturity, and we are uncertain as to what amount of these deposits we will be able to retain.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$9,578	5.4%	0.08%	$9,077	5.3%	0.06%
Checking accounts	23,765	13.5	0.18%	16,834	9.8	0.11%
Money market accounts	43,759	24.8	0.75%	34,928	20.2	0.90%
Certificates of deposit	99,331	56.3	2.83%	111,566	64.7	3.17%

Total deposits	$176,433	100.0%	1.81%	$172,405	100.0%	2.25%

	2008
	Average Balance	Percent	Weighted Average Rate

Deposit type:
Savings accounts	$7,590	4.3%	0.33%
Checking accounts	15,125	8.5	0.21%
Money market accounts	38,726	22.0	2.28%
Certificates of deposit	114,912	65.2	3.87%

Total deposits	$176,353	100.0%	3.05%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

Interest Rate:
Less than 2.00%	$42,497	$44,715	$9,786
2.00% to 2.99%	12,642	6,130	28,957
3.00% to 3.99%	7,170	14,026	38,554
4.00% to 4.99%	10,527	15,618	36,114
5.00% to 5.99%	14,162	25,109	8,841
6.00% to 6.99%	55	63	569
7.00% to 7.99%	—	—	—

Total	$87,053	$105,661	$122,821

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $1.5 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$76,795	$90,000	$92,000
Average balance during period	$86,077	$91,308	$92,296
Maximum outstanding at any month end	$90,000	$92,000	$93,000
Weighted average interest rate at end of period	4.54%	5.02%	5.02%
Average interest rate during period	4.82%	5.09%	5.13%

Subsidiary Activities

Wolverine Bank is the wholly owned subsidiary of Wolverine Bancorp, Inc. Wolverine Bank has one subsidiary, Wolserv Corporation, a Michigan corporation which has a membership interest in a title company.

Expense and Tax Allocation

Wolverine Bank has entered into an agreement with Wolverine Bancorp, Inc. to provide it with certain administrative support services, whereby Wolverine Bank will be compensated at not less than the fair market value of the services provided. In addition, Wolverine Bank and Wolverine Bancorp, Inc. will enter into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

SUPERVISION AND REGULATION

General

Wolverine Bank is supervised and examined by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Wolverine Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. Wolverine Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Wolverine Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Wolverine Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Wolverine Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Wolverine Bancorp, Inc., Wolverine Bank and their operations.

As a savings and loan holding company, Wolverine Bancorp, Inc. is required to comply with the rules and regulations of the Office of Thrift Supervision and to file certain reports with and is subject to examination by the Office of Thrift Supervision. Wolverine Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such Wolverine Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Wolverine Bancorp, Inc., will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Wolverine Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

The material regulatory requirements that are or will be applicable to Wolverine Bank and Wolverine Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Wolverine Bank and Wolverine Bancorp, Inc. A description of the Office of Thrift Supervision’s Acquisition of Control regulations may be found at “Restrictions on Acquisition of Wolverine Bancorp, Inc.—Change in Control Regulations.”

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require Wolverine Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Wolverine Bancorp, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Wolverine Bancorp, Inc., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to Wolverine Bank, as described in “—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Wolverine Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Wolverine Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Wolverine Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Wolverine Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts effective July 21, 2011.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2010, Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, Wolverine Bank had one loan in excess of 15% of unimpaired capital and surplus. This lending relationship, with a single or related group of borrowers, totaled $10.2 million (net of a $295,000 deposit account), which represented 21.0% of unimpaired capital and surplus. We utilized the special lending limits for small business loans for this expanded lending authority which allows a savings institution to lend up to an additional 10% of its unimpaired capital and surplus. Therefore, Wolverine Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Wolverine Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Wolverine Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2010, Wolverine Bank maintained approximately 87.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized. A savings bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We anticipate that our liquidity levels will increase following the completion of the stock offering.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Wolverine Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Wolverine Bank. Wolverine Bancorp, Inc. will be an affiliate of Wolverine Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Wolverine Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Wolverine Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Wolverine Bank’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital and 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2010, Wolverine Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Wolverine Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently finalized a rule that would implement that change, effective April 1, 2011. Among other things, the final rule changes the assessment range.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Wolverine Bank opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Wolverine Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2010, Wolverine Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Wolverine Bank are subject to state usury laws and federal laws concerning interest rates. Wolverine Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Wolverine Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Wolverine Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Wolverine Bancorp, Inc. is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Wolverine Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies. That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six-month extension.

Permissible Activities. Under present law, the business activities of Wolverine Bancorp, Inc. is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Wolverine Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock that were issued in our initial stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We may be subject to further reporting and audit requirements beginning with the year ending December 31, 2011 under the requirements of the Sarbanes-Oxley Act. We have policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General. Wolverine Bancorp, Inc. and Wolverine Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Wolverine Bancorp, Inc. and Wolverine Bank.

Method of Accounting. For federal income tax purposes, Wolverine Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2010, Wolverine Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2010, Wolverine Bank had a net operating loss which is expected to be carried back resulting in no net operating loss carryforward.

Corporate Dividends. We may exclude from our income 100% of dividends received from Wolverine Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Wolverine Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Companies headquartered in Michigan, such as Wolverine Bancorp, Inc., are subject to a Michigan capital tax which is an assessment of 0.235% of a company’s consolidated net capital, based on a rolling five-year average. Other applicable state taxes include generally applicable sales, use and real property taxes.

As a Maryland business corporation, Wolverine Bancorp, Inc. is required to file annual franchise tax return with the State of Maryland.

Personnel

As of December 31, 2010, we had 51 full-time employees and 25 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.wolverinebank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Wolverine Bancorp, Inc.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We operate from our main office in Midland, Michigan, and from our two branch offices located in Midland, Michigan, our one branch office located in Frankenmuth, Michigan and our loan center located in Saginaw, Michigan. At December 31, 2010, the net book value of our premises, land and equipment was $1.6 million.

At December 31, 2010, the following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires

Main Office: 5710 Eastman Avenue Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: * 118 Ashman Street Midland, Michigan 48640	Leased	2005	2015

S. Saginaw Road Office: 1015 S. Saginaw Road Midland, Michigan 48640	Owned	1974	n/a

Frankenmuth Office: 464 N. Main Street Frankenmuth, Michigan 48734	Owned	1978	n/a

Loan Center:

Saginaw Loan Center: * 3200 Tittabawassee Road, Suite 2 Saginaw, Michigan 48604	Leased	1999	2011

*	Downtown office includes an option to renew the lease for one additional term of five years each, and the Saginaw Loan Center is a month-to-month lease.

ITEM 3.	Legal Proceedings

At December 31, 2010, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the Nasdaq Stock Market under the symbol “WBKC.” Because our initial stock offering did not close until January 19, 2011, at December 31, 2010, there were no holders of record of Wolverine Bancorp, Inc.’s common stock as of December 31, 2010. As of January 20, 2011, there were approximately 550 holders of record of Wolverine Bancorp, Inc. common stock. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Wolverine Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by Wolverine Bancorp, Inc. are dependent on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. On July 12, 2010 and as amended on August 30, 2010, the Board of Directors of Wolverine Bank adopted a plan of conversion, pursuant to which Wolverine Bank would convert from the mutual to the stock form of ownership, and Wolverine Bancorp, Inc. would sell shares of common stock to the public. On September 16, 2010, Wolverine Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-169432) with respect to the shares to be offered and sold pursuant to the stock issuance plan. Wolverine Bancorp, Inc. registered for offer and sale up to 3,901,375 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 12, 2010.

The public stock offering closed on January 19, 2011, and on January 20, 2011 the common stock began trading on the Nasdaq Stock Market under the symbol “WBKC.”

In accordance with the plan of conversion and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of Wolverine Bank, Wolverine Bank’s employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a management fee of $50,000 and a success fee of 1.25% of the dollar value of the shares sold in the subscription offering, excluding shares sold to the employee stock ownership plan, the 401(k) plan and to our officers, employees and directors and members of their immediate families. The success fee was reduced by the management fee.

The stock offering resulted in gross proceeds of $25.1 million through the sale of 2,507,500 shares at $10.00 per share. Expenses related to the offering were approximately $1.3 million, including a fee of $372,000 paid to Keefe, Bruyette & Woods, Inc. Wolverine Bancorp, Inc. received net proceeds from the initial public offering of $23.8 million and loaned $2.0 million to Wolverine Bank’s employee stock ownership plan to enable it to purchase 200,600 shares of common stock in the offering. The remaining net proceeds were $21.8 million, of which $11.9 million was contributed to Wolverine Bank in the form of additional paid in capital, and the remainder has been retained by Wolverine Bancorp, Inc. to be utilized for general corporate purposes.

Initially, upon the closing of our initial stock offering, a substantial portion of the proceeds have been invested in overnight investments and short-term investments.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. Not applicable.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2010, we had total assets of $314.2 million, compared to total assets of $304.7 million at December 31, 2009. During the year ended December 31, 2010, we had a net loss of $3.6 million resulting primarily from a charge of $2.9 million taken during the year in connection with the freezing and funding of our multi-employer defined benefit pension plan. This means we have fully funded all pension liability and have withdrawn from the pension plan and all pension liabilities. We also recognized a $4.5 million provision for loan losses taken in 2010. Both of these were offset in part by a $1.9 million income tax benefit. For the year ended December 31, 2009, we had net income of $90,000.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, gains on sales of loans originated for sale and other income. Our noninterest expense consists primarily of salaries and employee benefits, net occupancy and equipment expense, data processing, professional and services fees, FDIC deposit insurance and other real estate owned expense.

Our results of operations are also significantly affected by general economic and competitive conditions, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2010, 2009 and 2008, one- to four-family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 95.4%, 95.3% and 96.5%, of our total loan portfolio, respectively.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” (loans that are made with low down-payments to borrowers that have had payment delinquencies, previous loan charge-offs, judgments and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).

Business Strategy

Our business strategy is to remain a profitable, community-oriented financial institution offering deposit and loan products to retail and business customers in our primary market area. Additionally, we are seeking to expand our presence in new markets. We were established in 1933 and have operated continuously in the Great Lakes Bay Region of Michigan since that date. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We offer a broad range of financial services to consumers and businesses from our four banking offices and one loan center. Our business strategy includes the following elements:

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2010, commercial real estate loans, including multifamily loans and land loans, comprised 54.8% of our total loan portfolio. These loans generally are higher-yielding than one- to four-family residential mortgage loans, and also generally have a shorter term than our one- to four-family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one- to four-family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2010, our ratio of non-performing loans to total loans was 3.28%. At December 31, 2010, our ratio of allowance for loan losses to non-performing loans was 122.63%, and our ratio of allowance for loan losses to total loans was 4.02%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2010, 50.2% of our total deposits consisted of these lower cost core deposits compared to 36.9% and 31.5% of total deposits at December 31, 2009 and 2008, respectively. Additionally, at December 31, 2010 we held approximately $35.8 million of low-cost checking money market account funds from numerous Michigan cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue to pursue this strategy to grow this source of lower cost deposits.

Managing interest rate risk. Successfully managing interest rate risk is, and will continue to be, an integral part of our business strategy. Management and the Board of Directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term, fixed-rate one- to four-family residential mortgage loans by originating such loans for sale in the secondary market and, in particular, selling substantially all of our conforming fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. In addition, a significant portion of our loan portfolio consists of commercial real estate mortgage loans which generally have shorter terms and provide higher yields than one- to four-family residential mortgage loans. We also monitor the mix of our deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from our stock offering which was consummated in January 2011.

Expanding our banking franchise. We currently operate from four banking offices and one loan center. We intend to evaluate additional branch expansion opportunities through acquisitions and de novo branching. In addition, we intend to evaluate acquisitions of other financial institutions, or the deposits and assets of other institutions, including in FDIC-assisted acquisitions, as opportunities present themselves (although we currently have no understandings or agreements to acquire other banks, thrifts, branches thereof or other financial services companies).

The successful implementation of these strategies will allow us to offer our clients a broad range of financial products and services. Our goal is to have full relationship banking with our clients.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one- to four-family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

The allowance for loan losses is maintained at a level to cover probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. The estimate of our credit losses is applied to two general categories of loans:

•	loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and

•	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business of Wolverine Bank—Allowance for Loan Losses.”

Income Tax Accounting. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2010 and 2009 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets increased $9.5 million, or 3.1%, to $314.2 million at December 31, 2010 from $304.7 million at December 31, 2009. The increase was primarily the result of an increase in interest- earning demand deposits, real estate owned and other assets, partially offset by a decrease in net loans, interest-earning time deposits and investment securities, held to maturity.

Interest-earning demand deposits increased $25.7 million, or 112.2%, to $48.6 million at December 31, 2010 from $22.9 million at December 31, 2009. The increase in interest-earning demand deposits was primarily due to $18 million of subscription funds from our stock offering as well as the result of loan prepayments and refinances, some of which were sold into the secondary market consistent with our interest rate risk management strategy during the low interest rate environment in 2010. Interest earning time deposits decreased $7.8 million, or 34.4%, to $14.9 million at December 31, 2010 from $22.7 million at December 31, 2009 due to a decision to increase liquidity and lower interest rates.

Net loans decreased $11.1 million, or 4.5%, to $233.3 million at December 31, 2010 from $244.4 million at December 31, 2009 as our one- to four-family residential mortgage loans decreased by $8.4 million, to $76.8 million at December 31, 2010 from $85.2 million at December 31, 2009, primarily due to repayments, refinances and sales. Additionally, land loans decreased $1.3 million to $16.1 million from $17.4 million and residential non-owner occupied construction loans decreased $1.8 million, to $1.8 million from $3.6 million. These items were offset by an increase in multifamily loans of $3.8 million and an increase in nonresidential construction loans of $6.4 million, or 457.1% to $7.8 million at December 31, 2010 from $1.4 million at December 31, 2009.

Securities held to maturity, consisting of one municipal security at December 31, 2010, decreased $1.0 million to $388,000 at December 31, 2010 from $1.4 million at December 31, 2009.

Real estate owned increased $1.8 million, or 305.1%, to $2.4 million at December 31, 2010 from $590,000 at December 31, 2009. The increase in real estate owned resulted primarily from $1.2 million of commercial real estate consisting primarily of non-owner occupied 1-4 family rental properties received via bankruptcy trustee deeds in the fourth quarter of 2010.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, increased $2.3 million, or 56.1%, to $6.4 million at December 31, 2010, from $4.1 million at December 31, 2009. The increase was primarily attributable to an increase in deferred taxes.

Deposits increased $7.2 million, or 4.3%, to $174.7 million at December 31, 2010 from $167.5 million at December 31, 2009. Certificates of deposit decreased $18.6 million, or 17.6%, to $87.1 million at December 31, 2010 from $105.7 million at December 31, 2009. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $25.8 million, or 41.7%, to $87.6 million at December 31, 2010 from $61.8 million at December 31, 2009. We believe the increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts with new customers.

Federal Home Loan Bank advances decreased $13.2 million to $76.8 million at December 31, 2010 from $90.0 million at December 31, 2009 as a result of paying off maturing advances and restructuring $10 million of advances to take advantage of the lower interest rate environment.

Stock conversion related liabilities increased to $19.1 million at December 31, 2010 from $0 at December 31, 2009 as a result of the subscription funds that were being held at December 31, 2010 pending completion of our stock offering which closed on January 19, 2011.

Total equity decreased $3.6 million, or 7.9%, to $41.9 million at December 31, 2010 from $45.6 million at December 31, 2009. The decrease resulted from a net loss of $3.6 million during the year ended December 31, 2010.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General. We recorded a net loss of $3.6 million for the year ended December 31, 2010 compared to net income of $90,000 for the year ended December 31, 2009. Our net loss during the 2010 period resulted primarily from a $4.5 million provision for loan losses charge taken during 2010 and a charge of $2.9 million taken in connection with the freezing and funding of our multi-employer defined benefit pension plan. In addition to these charges, net interest income decreased $518,000 to $7.9 million for the year ended December 31, 2010 from $8.4 million for the year ended December 31, 2009.

Interest and Dividend Income. Interest and dividend income decreased $1.7 million, or 10.1%, to $15.2 million for the year ended December 31, 2010 from $16.9 million for the year ended December 31, 2009, as the average balance of interest earning assets decreased $686,000 to $308.7 million for the year ended December 31, 2010 from $309.3 million for the year ended December 31, 2009, and the average yield on interest earning assets decreased 54 basis points to 4.93% during 2010 from 5.47% during 2009. The decrease in our average yield on interest earning assets was due primarily to the general decline in market interest rates as well as the higher balances of low-yielding cash and cash equivalents and investments.

The biggest component decrease in average interest earning assets was in net loans, which decreased $13.2 million, or 5.0%, to $248.7 million for the year ended December 31, 2010 from $261.9 million for the year ended December 31, 2009. Additionally, the average balance of securities held-to-maturity decreased $2.8 million, or 77.8%, to $864,000 for 2010 from $3.6 million for 2009. Although the average balance of other interest earning assets, consisting of interest earning demand and time deposits, increased $15.1 million to $54.4 million during 2010 from $39.3 million during 2009, the average yield on other interest earning assets decreased to 0.82% from 1.55%, resulting in a $160,000 decrease in interest income from other interest earning assets to $448,000 for the year ended December 31, 2010 from $608,000 for the year ended December 31, 2009.

Interest income on loans decreased $1.4 million, or 8.7%, to $14.7 million for the year ended December 31, 2010 from $16.1 million for the year ended December 31, 2009, as the average yield on loans decreased 26 basis points to 5.89% for the year ended December 31, 2010 from 6.15% for the year ended December 31, 2009 reflecting the lower market interest rate environment, and the average balance of loans decreased $13.2 million, or 5.0%, to $248.7 million for the year ended December 31, 2010 from $261.9 million for the year ended December 31, 2009.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock decreased $250,000, or 30.9%, to $560,000 for the year ended December 31, 2010 from $810,000 for the year ended December 31, 2009.

Interest Expense. Interest expense decreased $1.2 million, or 14.1%, to $7.3 million for the year ended December 31, 2010 from $8.5 million for the year ended December 31, 2009, as the average balance of interest-bearing liabilities decreased $1.2 million, or 0.5%, to $262.5 million for the year ended December 31, 2010 from $263.7 million for the year ended December 31, 2009, and the average rate we paid on these liabilities decreased 43 basis points to 2.80% from 3.23%. The biggest component decrease was in interest expense on certificates of deposit which decreased $719,000, or 20.4%, to $2.8 million for the year ended December 31, 2010 from $3.5 million for the year ended December 31, 2009, resulting from a $12.2 million decrease in the average balance of certificates of deposits to $99.3 million for the year ended December 31, 2010 from $111.6 million for the year ended December 31, 2009, and a 34 basis point decrease in the cost of these funds to 2.83% for 2010 from 3.17% for 2009.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $16.3 million, or 26.8%, to $77.1 million for the year ended December 31, 2010 from $60.8 million for the year ended December 31, 2009; and, the interest on core deposits increased $41,000 to $380,000 for 2010 from $339,000 for 2009.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $503,000, or 10.8%, to $4.1 million for the year ended December 31, 2010 from $4.7 million for the year ended December 31, 2009, as our average balance of these borrowings decreased $5.2 million and the average rate paid decreased 27 basis points to 4.82% from 5.09%.

Net Interest Income. Net interest income decreased $518,000, or 6.1%, to $7.9 million for the year ended December 31, 2010 from $8.4 million for the year ended December 31, 2009, as our net interest earning assets increased slightly to $46.1 million from $45.6 million, our net interest rate spread decreased 10 basis points to 2.13% from 2.23% and our net interest margin decreased 16 basis points to 2.55% from 2.71%. The decreases in our net interest rate spread and net interest margin reflected our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, the impact of the lower market interest rates and increased cash equivalents, as well as an increase in our non-performing assets, which increased to $10.3 million at December 31, 2010 from $8.4 million at December 31, 2009.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $4.5 million for the year ended December 31, 2010 and a provision for loan losses of $3.3 million for the year ended December 31, 2009. The primary reason for the increase in the provision for loan losses was an increase in our non-performing assets as well as a continued decline in the economy in our primary market area and in Michigan as a whole, including increased unemployment, declining collateral values and increasing trends in delinquencies and classified assets. At December 31, 2010, non-performing assets totaled $10.3 million, or 3.3% of total loans, as compared to $8.4 million, or 3.1% of total loans, at December 31, 2009. The increase in non-performing assets was primarily in the commercial real estate loan portfolio, a higher risk portfolio compared to our one- to four-family residential mortgage loan portfolio. The allowance for loan losses to total loans receivable increased to 4.02% at December 31, 2010 from 2.59% at December 31, 2009.

The allowance for loan losses as a percentage of non-performing loans increased to 122.6% at December 31, 2010 from 83.8% at December 31, 2009. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2010 and 2009.

Noninterest Income. Noninterest income increased by $83,000, or 4.2%, to $2.0 million for the year ended December 31, 2010 from $2.0 million for the year ended December 31, 2009. The increase was due primarily to a $161,000 gain on sale of real estate owned and increased income on real estate owned of $208,000 during 2010, offset by a decrease of $322,000 on net gains on loan sales.

Noninterest Expense. Noninterest expense increased $3.9 million, or 55.7%, to $10.9 million for the year ended December 31, 2010 from $7.0 million for the year ended December 31, 2009, primarily attributable to a $2.7 million increase in salaries and employee benefits expense during the 2010 period versus the year earlier period, as we incurred a $2.9 million charge in connection with the freezing and funding of our multi-employer defined benefit pension plan, and an $837,000 increase in expense for real estate operations and a $356,000 expense we incurred in connection with an external wire transfer.

Income Tax Expense (Benefit). We recorded a $1.9 million income tax benefit for the year ended December 31, 2010 compared to a $53,000 income tax expense for 2009, reflecting the loss of $5.5 million before income tax benefit during the year ended December 31, 2010 versus income before income tax expense of $143,000 for the year ended December 31, 2009. Our effective tax benefit rate was 34.0% for the year ended December 31, 2010 compared to an effective tax rate of 37.1% for the year ended December 31, 2009.

Asset Quality

At December 31, 2010, we had 48 loans, totaling $9.8 million, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, 5 loans totaling $646,000, were classified as substandard and nine loans, totaling $1.4 million, were considered special mention. At December 31, 2010, none of these loans was considered a troubled debt restructuring because none of these extensions were made due to financial difficulties of the borrower, and all of these loans were considered performing at December 31, 2010.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances which management deems to be representative of the operations of Wolverine Bank. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Total loans	$248,661	$14,652	5.89%	$261,901	$16,100	6.15%	$262,677	$16,807	6.40%
Securities and other:
U.S. Government and agency securities	864	31	3.58	3,626	101	2.79	7,118	298	4.19
FHLB Stock	4,686	82	1.75	4,700	101	2.15	4,696	243	5.17
Other	54,446	447	0.82	39,305	608	1.55	38,283	1,030	2.69

Total interest earning assets	308,657	15,212	4.93	309,532	16,910	5.46	312,774	18,378	5.88
Non-interest earning assets	3,732			3,472			3,399

Total assets	$312,389			$313,004			$316,173

Interest-bearing liabilities:
Regular savings accounts	$9,578	7	0.08	$9,077	5	0.06	$7,590	25	0.33
Checking accounts	23,765	43	0.18	16,834	19	0.11	15,125	32	0.21
Money market accounts	43,759	330	0.75	34,928	315	0.90	38,726	882	2.28
Certificates of deposit	99,331	2,815	2.83	111,566	3,533	3.17	114,912	4,448	3.87

Total interest-bearing deposits	176,433	3,195	1.81	172,405	3,872	2.25	176,353	5,387	3.05
Federal Home Loan Bank advances	86,077	4,147	4.82	91,308	4,650	5.09	92,296	4,733	5.13
Other secured borrowings	—	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	262,510	7,342	2.80	263,713	8,522	3.23	268,649	10,120	3.77
Non-interest-bearing liabilities	5,996			3,342			3,239

Total liabilities	268,506			267,055			271,888
Equity	43,883			45,949			44,285

Total liabilities and equity	$312,389			$313,004			$316,173

Net interest income		$7,870			$8,388			$8,258

Net interest rate spread (1)			2.13%			2.23%			2.11%
Net interest earning assets (2)		$46,147			$45,819			$44,125

Net interest margin (3)			2.55%			2.71%			2.64%
Average interest earning assets to interest-bearing liabilities			117.58%			117.37%			116.42%

(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each.

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest earning assets:
Loans	$(785)	$(660)	$(1,445)	$(50)	$(657)	$(707)
Held to maturity securities	(93)	23	(70)	(117)	(80)	(197)
Other	197	(375)	(178)	30	(594)	(564)

Total interest earning assets	(681)	(1,012)	(1,693)	(137)	(1,331)	(1,468)

Interest bearing liabilities:
Regular savings accounts	0	2	2	4	(24)	(20)
Checking accounts	10	15	25	3	(16)	(13)
Money market accounts	72	(56)	16	(79)	(488)	(567)
Certificates of deposit	(367)	(352)	(719)	(126)	(789)	(915)

Total interest-bearing deposits	(285)	(391)	(676)	(198)	(1,317)	(1,515)
Federal Home Loan Bank advances	(259)	(244)	(503)	(50)	(33)	(83)

Total interest-bearing liabilities	(544)	(635)	(1,179)	(248)	(1,350)	(1,598)

Change in net interest income	$(137)	$(377)	$(514)	$111	$19	$130

Management of Market Risk

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest bearing liabilities mature or reprice more quickly than our interest earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an internal Asset/Liability Management Committee pursuant to our Interest Rate Risk Management Policy that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Our interest rate sensitivity is monitored through the use of a net interest income simulation model which reports the cumulative and noncumulative interest rate risk gap and generates estimates of the change in our net interest income. The modeling assumes loan prepayment rates, reinvestment rates and new volumes based on historical experience and current economic conditions.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the majority of our long-term, fixed-rate one- to four-family residential mortgage loans that we originate;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Indianapolis;

(iii)	invest in shorter- to medium-term investment securities and interest earning time deposits;

(iv)	originate commercial mortgage loans, including multi-family loans and land loans, commercial loans and consumer loans, which tend to have shorter terms and higher interest rates than one- to four-family residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and

(v)	maintain adequate levels of capital.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with a report that measures the sensitivity of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our NPV.

The table below sets forth, as of December 31 2010, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2010
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)

+300	$56,492	$3,291	6%	17.39%	140
+200	56,070	2,869	5%	17.10%	111
+100	55,029	1,828	3%	16.64%	65
0	53,201	—	—	15.99%	—
-100	50,920	(2,281)	(4%)	15.24%	(75)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 5% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4% decrease in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Indianapolis, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2010, our liquidity ratio averaged 19.1% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $48.9 million. Interest earning time deposits which can offer additional sources of liquidity, totaled $14.9 million at December 31, 2010.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2010, we had $19.1 million in loan commitments outstanding, including $3.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totaled $67.3 million, or 38.5% of total deposits. Of this amount, approximately $16.3 million were paying above-market rates at a weighted average yield of 4.60%. These certificates were originated under our three-year guaranteed upward repricing certificate of deposit product, and the corresponding higher interest rates reflect the higher market interest rate environment at the time that these deposits were originated. It is not our intention to pay above-market rates to keep these deposits upon maturity, and we are uncertain as to what amount of these deposits we will be able to retain. If these deposits do not remain with us, we may be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011, although we would expect to pay lower rates on certificates which are maturing and which will either not renew or will renew at market rates. Additionally, the additional capital that we raised in our stock offering which closed in January 2011 will provide additional liquidity. Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2010 and 2009, we originated $150.2 million and $149.8 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $7.2 million for the year ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $76.8 million at December 31, 2010, a decrease of $13.2 million from December 31, 2009. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2010, we had the ability to borrow up to an additional $1.5 million from the Federal Home Loan Bank of Indianapolis and had additional Fed Funds purchase limits of $8.0 million with three correspondent banks.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 10 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

The net proceeds from our stock offering which closed in January 2011 significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. We believe our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 13 – Commitments and Contingent Liabilities of the notes to the financial statements included in this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on our financial position or results of operations. This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for our reporting period ending March 31, 2011. Management has determined that the adoption of this guidance will not have a significant impact on our financial position or results of operations.

In July 2010, the Financial Accounting Standards Board issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which added disclosure requirements about an entity’s allowance for loan losses and the credit quality of its financing receivables. The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators. ASU 2010-20 will be effective for the reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Management has determined the adoption of this guidance will not have a material effect on our financial position or results of operations.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information concerning change in our accountants is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Change in Accountants.”

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Wolverine Bancorp, Inc.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Wolverine Bancorp, Inc. has adopted a Code of Ethics that applies to Wolverine Bancorp, Inc.’s principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.wolverinebank.com.

Information concerning directors and executive officers of Wolverine Bancorp, Inc. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditor.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2010 and 2009;

(C)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009;

(D)	Consolidated Statements of Retained Earnings for the years ended December 31, 2010 and 2009;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Employment Agreement of David H. Dunn*

10.2	Employment Agreement of Rick A. Rosinski*

10.3	2002 Long Term Incentive Plan, as amended for Dunn*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed September 16, 2010.

Wolverine Bank

December 31, 2010 and 2009

201 N Illinois Street, Suite 700 P.O. Box 44998 Indianapolis, IN 46244-0998 317.383.4000 Fax 317.383.4200 www.bkd.com

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Wolverine Bancorp, Inc.

Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bank, as of December 31, 2010 and 2009, and the related consolidated statements of operations, retained earnings and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bank, FSB as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the Company changed its method of accounting for income taxes and accrued liabilities by retroactively restating prior years’ financial statements in 2009.

Indianapolis, Indiana

March 31, 2011

Wolverine Bank

Consolidated Balance Sheets

December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009

Assets

Cash and due from banks	$386	$424
Interest-earning demand deposits	48,550	22,900

Cash and cash equivalents	48,936	23,324
Interest-earning time deposits	14,931	22,719
Held to maturity securities	388	1,420
Loans held for sale	748	668
Loans, net of allowance for loan losses of $9,775 and $6,507	233,291	244,368
Premises and equipment, net	1,644	1,872
Federal Home Loan Bank stock	4,609	4,700
Real estate owned	2,375	590
Accrued interest receivable	851	990
Other assets	6,433	4,088

Total assets	$314,206	$304,739

Liabilities and Retained Earnings

Liabilities
Deposits	$174,692	$167,490
Federal Home Loan Bank advances	76,795	90,000
Stock conversion related liabilities	19,108	—
Interest payable and other liabilities	1,667	1,693

Total liabilities	272,262	259,183

Commitments and Contingencies

Retained Earnings	41,944	45,556

Total liabilities and retained earnings	$314,206	$304,739

See Notes to Consolidated Financial Statements

Wolverine Bank

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
Interest and Dividend Income
Loans	$14,652	$16,100
Investment securities and other	560	810

Total interest and dividend income	15,212	16,910

Interest Expense
Deposits	3,195	3,872
Borrowings	4,147	4,650

Total interest expense	7,342	8,522

Net Interest Income	7,870	8,388

Provision for Loan Losses	4,491	3,250

Net Interest Income After Provision for Loan Losses	3,379	5,138

Noninterest Income
Service charges and fees	270	272
Net gains on loan sales	989	1,311
Gross income on real estate owned	210	2
Loans fees earned	239	219
Gain on sale of real estate owned	161	—
Other	154	137

Total noninterest income	2,023	1,941

Noninterest Expense
Salaries and employee benefits	6,421	3,734
Net occupancy and equipment expense	703	807
Data processing expense	223	227
Federal deposit insurance corporation premiums	289	416
Professional and service fees	402	321
Other real estate owned expense	1,042	205
Loan legal expenses	276	72
Loss on wire transfer	356	—
Other	1,160	1,154

Total noninterest expense	10,872	6,936

Income (Loss) Before Income Tax	(5,470)	143

Provision (Credit) for Income Taxes	(1,858)	53

Net Income (Loss)	$(3,612)	$90

See Notes to Consolidated Financial Statements

Wolverine Bank

Consolidated Statements of Retained Earnings

Years Ended December 31, 2010 and 2009

(Dollars in Thousands)

Balance, January 1, 2009	$45,466

Net income	90

Balance, December 31, 2009	45,556

Net loss	(3,612)

Balance, December 31, 2010	$41,944

See Notes to Consolidated Financial Statements

Wolverine Bank

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
Operating Activities
Net income (loss)	$(3,612)	$90
Items not requiring (providing) cash
Depreciation	238	274
Provision for loan losses	4,491	3,250

Deferred income taxes	151	(851)
Loss on other real estate owned	455	314
Loans originated for sale	(49,243)	(66,210)
Proceeds from loans sold	50,151	67,521
Gain on sale of loans	(989)	(1,311)
Changes in
Interest receivable and other assets	(2,323)	(1,252)
Interest payable and other liabilities	(26)	(309)

Net cash provided by (used in) operating activities	(707)	1,516

Investing Activities
Net change in interest-earning time deposits	7,788	(3,767)
Proceeds from maturities of held-to-maturity securities	1,032	14,875
Net change in loans	3,681	17,326
Reclamation of FHLB Stock	91	—
Proceeds from sale of real estate owned	631	1,189
Purchase of premises and equipment	(10)	(388)

Net cash provided by investing activities	13,213	29,235

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	25,811	5,267
Net change in certificates of deposit	(18,608)	(17,160)
Proceeds from stock conversion	19,108	—
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	(23,205)	(2,000)

Net cash provided by (used in) financing activities	13,106	(13,893)

Increase (Decrease) in Cash and Cash Equivalents	25,612	16,858

Cash and Cash Equivalents, Beginning of Year	23,324	6,466

Cash and Cash Equivalents, End of Year	$48,936	$23,324

Supplemental Disclosures of Cash Flows Information
Interest paid	$7,481	$8,676
Income taxes paid	—	1,725
Loans transferred to other real estate	2,905	1,263

See Notes to Consolidated Financial Statements

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wolverine Bank (Company) is a federally chartered savings bank primarily engaged in providing a full range of banking and financial services to individual and business customers in the Great Lakes Bay Region and beyond. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of the Office of Thrift Supervision and undergoes periodic examinations.

The Company’s wholly owned subsidiaries, Wolserv Financial, LLC, Wolserv Investment Group and Wolserv Corporation are included in the consolidated financial statements. Effective October 31, 2009, the Company dissolved Wolserv Financial, LLC and Wolserv Investment Group.

On January 19, 2011, the Company consummated its mutual to stock conversion (“Conversion”) and the related initial public stock offering of Wolverine Bancorp, Inc. In the Conversion, the Company converted from a federal mutual savings bank to a federal stock savings bank. Also in connection with the Conversion, Wolverine Bancorp, Inc. was formed in September 2010, and, upon consummation of the Conversion on January 19, 2011, became the savings and loan holding company of the Company. As part of the Conversion and offering, Wolverine Bancorp, Inc. issued and sold shares of its capital stock to eligible depositors of the Company and the public pursuant to an independent valuation appraisal of the Company and Wolverine Bancorp, Inc. on a converted basis that has been conducted by an independent appraisal firm. At December 31, 2010 the Conversion had not yet been consummated; and accordingly, the information contained in these financial statements is for that of the Company on an unconsolidated basis with Wolverine Bancorp, Inc. See Note 13 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on securities are determined on the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured. Accrued interest for loans placed on nonaccrual status is reversed against interest income.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line and accelerated methods over the estimated useful lives of the assets ranging from 3 to 39 years.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost, and evaluated for impairment.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with difficult circumstances and challenges which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The consolidated financial statements have been prepared using values and information currently available to the Company.

At December 31, 2010, the Company held $137,728 in loans collateralized by commercial real estate. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is less strong than in the past.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, which pertains to securitizations. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations since the Company does not have any special purpose entities.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 15: Fair Value Measurements. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company. ASU 2010-09 became effective upon issuance.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. The existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted this standard effective December 31, 2010. Since the adoption of this standard was disclosure related, it did not have a material effect on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Reclassifications

Certain reclassifications have been made to the 2009 and 2010 financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2010 was $25.

The financial institution holding a portion of the Company’s cash accounts is participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010, the FDIC’s insurance limits permanently increased to $250. At December 31, 2010, the Company’s interest-bearing cash accounts exceeded federally insured limits by $1,440. Additionally, approximately $10,206 and $33,512 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, which is not federally insured.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Held to Maturity Securities:
December 31, 2010
Municipals	$388	$—	$—	$388

December 31, 2009
U.S. Government sponsored agencies	$1,000	$16	$—	$1,016
Municipals	420	—	—	420

	$1,420	$16	$—	$1,436

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	388	388

Totals	$388	$388

There were no sales of securities during 2009 or 2010.

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2010	2009

Real Estate
One-to four-family	$76,801	$85,163
Home equity	12,252	11,775
Commercial mortgage loans
Commercial real estate	84,172	85,497
Multifamily	37,485	33,713
Land	16,071	17,404
Construction	13,126	7,551
Commercial Non-mortgage	10,434	10,521
Consumer	1,229	1,326

Total loans	251,570	252,950

Less
Net deferred loan fees, premiums and discounts	345	351
Undisbursed portion of loans	8,159	1,724
Allowance for loan losses	9,775	6,507

Net loans	$233,291	$244,368

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Activity in the allowance for loan losses was as follows:

	2010	2009

Balance, beginning of year	$6,507	$3,379
Provision charged to expense	4,491	3,250
Losses charged off, net of recoveries of $523 for 2010 and $483 for 2009	(1,223)	(122)

Balance, end of year	$9,775	$6,507

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total

As of December 31, 2010

Allowance for loan losses:

Balance, beginning of year	$1,246	$161	$3,019	$949	$838	$129	$148	$17	$6,507

Provision charged to expense	812	152	2,263	816	80	228	121	19	4,491

Losses charged off	(33)	—	(1,597)	—	(109)	—	—	(7)	(1,746)

Recoveries	54	—	229	—	227	10	—	3	523

Balance, end of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775

Ending Balance: individually evaluated for impairment	$108	$—	$1,798	$819	$633	$21	$—	$—	$3,379

Ending balance: collectively evaluated for impairment	$1,971	$313	$2,116	$946	$403	$346	$269	$32	$6,396

Loans:

Ending Balance	$76,801	$12,252	$84,172	$37,485	$16,071	$13,126	$10,434	$1,229	$251,570

Ending Balance: individually evaluated for impairment	$2,798	$210	$9,075	$9,048	$8,067	$231	$—	$—	$29,429

Ending Balance: collectively evaluated for impairment	$74,003	$12,042	$75,097	$28,437	$8,004	$12,895	$10,434	$1,229	$222,141

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total

As of December 31, 2010

Pass	$68,831	$11,982	$56,335	$20,017	$4,130	$12,895	$9,041	$1,199	$184,430

Pass (Closely Monitored)	4,494	17	9,284	10,716	2,902	—	1,203	30	28,646

Special Mention	492	43	10,433	1,701	1,105	—	190	—	13,964

Substandard	2,984	210	8,120	5,051	7,934	231	—	—	24,530

Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—

Total	$76,801	$12,252	$84,172	$37,485	$16,071	$13,126	$10,434	$1,229	$251,570

The Pass asset quality rating encompasses assets that have performed as expected. These assets generally do not have delinquency or servicing issues. Loans assigned this rating include loans to borrowers possessing solid credit quality with acceptable risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality, stability of the industry or specific market area and quality/coverage of collateral. These borrowers generally have a history of consistent earnings and reasonable leverage.

The Closely Monitored asset quality rating encompasses assets that have been brought to the attention of management and may, if not corrected, warrant a more serious quality rating by management. These assets are usually in the first phase of a deficiency situation and may possess similar criteria as Special Mention assets. This grade includes “pass grade” loans to borrowers which require special monitoring because of deteriorating financial results, declining credit ratings, decreasing cash flow, increasing leverage, marginal collateral coverage or industry stress that has resulted or may result in a changing overall risk profile.

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation. Weaknesses are considered potential at this state and are not yet fully defined.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness(es) based upon objective evidence; assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are note correcting; or the possibility that liquidation will not be timely. Loans categorized in this grade possess a well defined credit weakness and the likelihood of repayment from the primary source is uncertain. Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss. Collateral coverage may be marginal and the accrual of interest has been suspended.

The Doubtful asset quality rating encompasses assets that have all of the weaknesses of those classified as Substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The Loss asset quality rating encompasses assets that are considered uncollectible and of such little value that their continuance as assets of the bank is not warranted. A loss classification does not mean that an asset has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be realized in the future.

The following table presents the Company’s loan portfolio aging analysis as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loan Receivable	Total Loans>90 Days & Accruing

1-4 Family	$129	$598	$—	$1,118	$1,845	$74,956	$76,801	$—

Home Equity	—	115	—	76	191	12,061	12,252	—

Commercial Real Estate	83	97	—	4,051	4,231	79,941	84,172	—

Multifamily	—	4,266	—		4,266	33,219	37,485	—

Land	54	—	—	2,069	2,123	13,948	16,071	—

Construction	—	—	—	92	92	13,034	13,126	—

Commercial Non-Real Estate	—	—	—	—	—	10,434	10,434	—

Other Consumer	—	—	—	—	—	1,229	1,229	—

Total	$266	$5,076	$—	$7,406	$12,748	$238,822	$251,570	$—

At December 31, 2010 and 2009, there were no accruing loans delinquent 90 days or more. Nonaccruing loans at December 31, 2010 and 2009 were $7,406 and $7,240, respectively.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans without a specific valuation allowance for the year ended December 31, 2010:

As of December 31, 2010	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Loans w/o a specific valuation allowance

1-4 Family	$1,577	$1,577	$—

Home Equity	210	210	—

Commercial Real Estate	2,260	2,260	—

Multifamily	—	—	—

Land	282	282	—

Construction	140	140	—

Commercial Non-Real Estate	—	—	—

Other Consumer	—	—	—

Subtotal:	$4,469	$4,469	$—

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The following table presents impaired loans with a specific valuation allowance for the year ended December 31, 2010:

Loans with a specific valuation allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance

1-4 Family	$1,220	$1,220	$108

Home Equity	—	—	—

Commercial Real Estate	6,815	6,815	1,798

Multifamily	9,048	9,048	819

Land	7,785	7,785	633

Construction	92	92	21

Commercial Non-Real Estate	—	—	—

Other Consumer	—	—	—

Subtotal:	$24,960	$24,960	$3,379

The following table presents total impaired loans for the year ended December 31, 2010:

Total impaired loans	Recorded Balance	Unpaid Principal Balance	Specific Allowance

1-4 Family	$2,797	$2,797	$108

Home Equity	210	210	—

Commercial Real Estate	9,075	9,075	1,798

Multifamily	9,048	9,048	819

Land	8,067	8,067	633

Construction	232	232	21

Commercial Non-Real Estate	—	—	—

Other Consumer	—	—	—

Total	$29,429	$29,429	$3,379

Impaired loans totaled $29,429 and $13,868 at December 31, 2010 and 2009, respectively. An allowance for loan losses of $3,379 and $3,009 relates to impaired loans at December 31, 2010 and 2009, respectively. There were no impaired loans at December 31, 2009 that did not have a specific allowance for loan losses.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Interest of $979 and $77 was recognized on average impaired loans of $21,676 and $8,772 for 2010 and 2009, respectively. Cash collected on impaired loans during 2010 and 2009 was $855 and $56, respectively.

The Company has entered into transactions with certain executive officers, directors and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties at December 31, 2009 totaled $2,410 reduced by paydowns of $2,361 and increased by new debt of $2,035. Loans to related parties at December 31, 2010 totaled $2,084.

As of December 31, 2010 and 2009, the Company has $89,406 and $90,729 of loans outstanding to lessors of rental properties including $61,377 and $50,614 of residential and $28,029 and $40,115 of nonresidential properties.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2010	2009

Land	$546	$546
Buildings and improvements	3,258	3,383
Furniture, fixtures and equipment	2,531	2,494

	6,335	6,423
Less accumulated depreciation	(4,691)	(4,551)

Net premises and equipment	$1,644	$1,872

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Note 6:	Deposits

Deposits at year-end are summarized as follows:

	2010	2009

Savings accounts	$10,006	$9,267
Checking accounts	25,060	20,863
Money market accounts	52,573	31,699
Certificates of deposit	87,053	105,661

	$174,692	$167,490

At December 31, 2010, scheduled maturities of certificates of deposit are as follows:

2011	$67,322
2012	8,151
2013	5,326
2014	1,093
2015	1,719
Thereafter	3,442

$87,053

Time deposits of $100 or more were $44,222 and $54,782 at December 31, 2010 and 2009.

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $77,000 and $90,000 at December 31, 2010 and 2009. At December 31, 2010, the advances are at fixed rates and bear interest at rates ranging from 2.45% to 5.78% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $125,514. Advances are subject to restrictions or penalties in the event of prepayment.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Aggregate annual maturities of the advance at December 31, 2010, are:

2011	$11,000
2012	7,000
2013	14,000
2014	13,000
2015	9,000
Thereafter	23,000

Total borrowings	77,000
Remaining prepayment penalty	$(205)

Total	$76,795

Note 8:	Income Taxes

The provision (credit) for income taxes includes these components:

	2010	2009

Taxes currently payable	$(2,009)	$904
Deferred income taxes	151	(851)

Income tax expense (credit)	$(1,858)	$53

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2010	2009

Computed at the statutory rate (34%)	$(1,859)	$48
Increase (decrease) resulting from
Tax exempt interest	(7)	(1)
Other	8	6

Actual tax expense (credit)	$(1,858)	$53

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2010	2009

Deferred tax assets
Allowance for loan losses	$2,175	$2,212
Depreciation	70	24
Nonaccrual loan interest	80	126
Deferred loan fees	142	127
Deferred compensation	132	131
Real estate owned	14	106
Other	60	49

	2,673	2,775

Deferred tax liabilities
FHLB stock dividends	58	58
Other	70	—

	128	58

Net deferred tax asset	$2,545	$2,717

Retained earnings at December 31, 2010 and 2009, include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2010 and 2009.

ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements. The open tax years subject to examination by taxing authorities are the years subsequent to 2006.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Note 9:	Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2010 and 2009, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$44,759	20.2%	$17,728	8.0%	$22,161	10.0%
Tier I capital (to risk-weighted assets)	41,944	18.9	8,864	4.0	13,296	6.0
Tier I capital (to adjusted total assets)	41,944	13.3	9,432	3.0	15,720	5.0
Tier I capital (to adjusted tangible assets)	41,944	13.3	6,288	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	41,944	13.3	4,716	1.5	N/A	N/A

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$48,336	21.8%	$17,737	8.0%	$22,172	10.0%
Tier I capital (to risk-weighted assets)	45,556	20.5	8,869	4.0	13,303	6.0
Tier I capital (to adjusted total assets)	45,556	14.9	9,144	3.0	15,240	5.0
Tier I capital (to adjusted tangible assets)	45,556	14.9	6,096	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	45,556	14.9	4,572	1.5	N/A	N/A

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Note 10:	Employee Benefits

During June 2010, the Board of Directors of the Company elected to freeze the future accrual of benefits under the multi-employer Pentegra Defined Benefit Plan for Financial Institutions (PDBPFI) and notified the PDBPFI of its intention to withdraw from the plan. The Company fully funded all pension liability and subsequently withdrew from the plan on December 16, 2010 at a cost of $2,934. Pension expense was approximately $3,079 and $279 for the years ended December 31, 2010 and 2009.

The Company has deferred compensation plans covering certain management employees which will be payable upon the terms of the contracts. The management employee plans were amended to allow these employees to invest the plan amounts in the Conversion (see Note 13). These management employees subsequently elected to invest 100% of the plan amounts in the Conversion, and the amounts were transferred to a third party trustee for administration in December 2010. The liability accrued at December 31, 2010 and 2009 was $0 and $280. The amount recorded as expense for the years ended December 31, 2010 and 2009 was $10 and $60, respectively.

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% (adopted in 2010; prior maximum was 50%) of their compensation with the Company matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%. Employer contributions charged to expense for the years ended 2010 and 2009 were $60 and $68, respectively.

Note 11:	Disclosures About Fair Value of Assets and Liabilities

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

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets under the valuation hierarchy. The Company has no assets or liabilities measured at fair value on a recurring basis and no liabilities measured at fair value on a nonrecurring basis.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
Impaired loans	$20,988	$—	$—	$20,988

December 31, 2009
Impaired loans	$10,859	$—	$—	$10,859

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

The following table presents estimated fair values of the Company’s financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$48,936	$48,936	$23,324	$23,324
Interest-earning time deposits	14,931	14,931	22,719	22,719
Held to maturity securities	388	388	1,420	1,436
Loans held for sale	748	754	668	674
Loans, net of allowance for loan losses	233,291	237,704	244,368	251,482
Federal Home Loan Bank stock	4,609	4,609	4,700	4,700
Interest receivable	851	851	990	990

Financial liabilities
Deposits	174,692	177,089	167,490	169,323
Federal Home Loan Bank advances	76,795	83,337	90,000	95,352
Stock conversion related liabilities	19,108	19,108	—	—
Interest payable	301	301	350	350

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Earning Time Deposits, Federal Home Loan Bank Stock, Interest Receivable, Loans held for sale and Interest Payable, Stock Conversion Related Liabilities

The carrying amount approximates fair value.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

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

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

Loan commitments and letters-of-credit generally have short-term, variable rate features and contain clauses which limit the Company’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

Note 12:	Commitments and Contingent Liabilities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Wolverine Bank

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Dollars in Thousands)

At year-end, these financial instruments are summarized as follows:

	2009		2010
	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate

Commitments to extend credit	$11,881	3,432	$1,350	4,671
Unused portions of lines of credit	1,156	2,615	747	2,365
Standby letters of credit	12	517	—	115
Commercial letters of credit	68	—	40	15

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2010, the rates for amounts in the fixed rate category ranged from 3.25% to 7.25%.

Note 13:	Plan of Conversion and Change in Corporate Form

On January 19, 2011, the Company converted into a stock savings bank structure with the establishment of a stock holding company (New Company), as parent of the Company. The Company converted to the stock form of ownership, followed by the issuance of all of the Company’s outstanding stock to the New Company. A total of 2,507,500 shares of the New Company were issued at $10.00 per share for total gross offering proceeds of $25,075. In addition, the Company’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, for a total of $2,006. The New Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Company.

The conversion costs, approximately $1,270, were deducted from the sales proceeds of the offering. At December 31, 2010, the Company had incurred $743 of these conversion costs and were included in other assets on the accompanying December 31, 2010, balance sheet. The Company had incurred no deferred conversion costs as of December 31, 2009.

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the completion of our mutual to stock conversion, the Company substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Company after conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Company, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Stock conversion related liabilities of $19,108 are the funds received, or held, from potential investors as part of the subscription offering as of December 31, 2010.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: March 30, 2011	By:	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David H. Dunn David H. Dunn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ Rick A. Rosinski Rick A. Rosinski	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2011

/s/ Richard M. Reynolds Richard M. Reynolds	Chairman of the Board	March 30, 2011

/s/ Roberta N. Arnold Roberta N. Arnold	Director	March 30, 2011

/s/ Eric P. Blackhurst Eric P. Blackhurst	Director	March 30, 2011

/s/ Herbert L. Camp Herbert L. Camp	Director	March 30, 2011

/s/ Ron R. Sexton Ron R. Sexton	Director	March 30, 2011

/s/ J. Donald Sheets J. Donald Sheets	Director	March 30, 2011

/s/ Joseph M. VanderKelen Joseph M. VanderKelen	Director	March 30, 2011

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Employment Agreement of David H. Dunn*

10.2	Employment Agreement of Rick A. Rosinski*

10.3	2002 Long Term Incentive Plan, as amended for Dunn*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed September 16, 2010.