Form 10-Q
period 2011-03-31
Wolverine Bancorp, Inc.
filed 2011-05-16
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-169432

Wolverine Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-3939016_
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5710 Eastman Avenue, Midland, Michigan	48640
(Address of Principal Executive Offices)	Zip Code

(989) 631-4280

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of May 16, 2011, was 2,507,500.

Wolverine Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

Assets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Cash and due from banks	$452	$386
Interest-earning demand deposits	37,685	48,550

Cash and cash equivalents	38,137	48,936
Interest-earning time deposits	20,554	14,931
Held to maturity securities	326	388
Loans held for sale	417	748
Loans, net of allowance for loan losses of $9,732 and $9,775	238,274	233,291
Premises and equipment, net	1,588	1,644
Federal Home Loan Bank stock	4,609	4,609
Real estate owned	2,802	2,375
Accrued interest receivable	871	851
Other assets	5,647	6,433

Total assets	$313,225	$314,206

Liabilities and Retained Earnings

Liabilities
Deposits	$175,338	$174,692
Federal Home Loan Bank advances	71,811	76,795
Stock conversion related liabilities	—	19,108
Interest payable and other liabilities	2,185	1,667

Total liabilities	249,334	272,262

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Issued and outstanding – 2,507,500	$25	$—
Additional paid-in capital	23,726	—
Unearned Employee stock ownership plan (ESOP)	(2,006)	—
Retained earnings	42,146	41,944

Total stockholders’ equity	63,891	41,944

Total liabilities and stockholders’ equity	$313,225	$314,206

The accompanying notes are an integral part of these financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three Months Ended		March 31,
	2011		2010
	(Unaudited)

Interest and Dividend Income
Loans	$3,497		$3,657
Investment securities and other	105		168

Total interest and dividend income	3,602		3,825

Interest Expense
Deposits	508		836
Borrowings	810		1,078

Total interest expense	1,318		1,914

Net Interest Income	2,284		1,911

Provision for Loan Losses	360		300

Net Interest Income After Provision for Loan Losses	1,924		1,611

Noninterest Income
Service charges and fees	58		66
Net gain on loan sales	136		90
Gross income on real estate owned	56		—
Loan fees earned	66		40
Gain on sale of real estate owned	55		—
Other	72		36

Total noninterest income	443		232

Noninterest Expense
Salaries and employee benefits	852		939
Net occupancy and equipment expense	183		185
Information technology expense	52		59
Federal deposit insurance corporation premiums	70		70
Professional and services fees	154		100
Other real estate owned expense	398		36
Loan legal expense	45		39
Other	305		268

Total noninterest expense	2,059		1,696

Income Before Income Tax	308		147

Provision for Income Taxes	106		51

Net Income	$202		$96

Earnings Per Share:

Basic	$0.06	(1)	N/A

Diluted	$0.06	(1)	N/A

(1)	Calculated from the effective date of January 20, 2011.

The accompanying notes are an integral part of these financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating Activities
Net income	$202	$96
Items not requiring (providing) cash
Depreciation	54	64
Provision for loan losses	360	300
Deferred income taxes	(968)	(293)
Gain on other real estate owned	(55)	—
Loans originated for sale	(6,231)	(5,328)
Proceeds from loans sold	6,699	5,160
Gain on sale of loans	(136)	(90)
Changes in
Interest receivable and other assets	2,035	(350)
Interest payable and other liabilities	518	1,915

Net cash provided by operating activities	2,478	1,474

Investing Activities
Net change in interest-bearing deposits	(5,623)	(12,498)
Proceeds from calls, maturities and pay-downs of held to maturity securities	62	—
Net change in loans	(6,274)	4,291
Proceeds from sale of premises and equipment	33	—
Proceeds from sale of real estate owned	255	35
Purchase of FHLB stock
Purchase of premises and equipment	(30)	(2)

Net cash used in investing activities	(11,577)	(8,174)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(5,607)	7,320
Net change in certificates of deposit	6,254	6,254
Proceeds from stock conversion	2,637	—
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayment of Federal Home Loan Bank advances	(4,984)	(10,254)

Net cash provided by (used in) financing activities	(1,700)	13,320

Increase (Decrease) in Cash and Cash Equivalents	(10,799)	6,620

Cash and Cash Equivalents, Beginning of Period	48,936	23,324

Cash and Cash Equivalents, End of Period	$38,137	$29,944

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,340	$1,913
Income taxes paid	—	—
Loans transferred to real estate owned	931	308

The accompanying notes are an integral part of these financial statements.

Wolverine Bancorp, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2011	$—	$—	$—	$41,944	$41,944
Three months ended March 31, 2011

Net income	—	—	—	202	202

Issuance of 2,507,500 shares of common stock, net of offering costs	25	23,726	(2,006)	—	21,745

Balances at March 31, 2011	$25	$23,726	$(2,006)	$42,146	$63,891

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank, (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Bank as of that date. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.

Note 2:	Plan of Conversion and Change in Corporate Form

On January 19, 2011, the Bank converted into a stock savings bank structure with the establishment of the Company, as the parent holding company of the Bank. In connection with the conversion, 2,507,500 shares of the Company’s common stock were issued at $10.00 per share for total gross offering proceeds of $25,075. Expenses related to the offering were approximately $1.3 million. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, for a total of $2,006. The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank.

The common stock began trading on the NASDAQ Capital Market on January 20, 2011 under the symbol “WBKC”.

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the completion of the Bank’s mutual to stock conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

Note 3:	Accounting Developments

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables: Troubled Debt Restructurings by Creditors. Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company intends to adopt the methodologies prescribed by this ASU by the date required and is currently evaluating the impact of adopting this ASU.

Note 4:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
March 31, 2011
Municipals (Unaudited)	$326	$—	$—	$326

December 31, 2010
Municipals	$388	$—	$—	$388

The amortized cost and fair value of securities at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Unaudited)

Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	326	326	388	388
After ten years	—	—	—	—

Totals	$326	$326	$388	$388

There were no sales of securities during the three months ended March 31, 2011 and 2010.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

Note 5:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2011	December 31, 2010
	(Unaudited)
Real Estate
One-to four-family	$75,888	$76,801
Home equity	11,819	12,252
Commercial mortgage loans
Commercial real estate	85,130	84,172
Multifamily	43,639	37,485
Land	16,157	16,071
Construction	14,939	13,126
Commercial Non-mortgage	10,471	10,434
Consumer	1,180	1,229

Total loans	259,223	251,570

Less
Net deferred loan fees, premiums and discounts	405	345
Undisbursed portion of loans	10,812	8,159
Allowance for loan losses	9,732	9,775

Net loans	$238,274	$233,291

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Balance, beginning of period	$9,775	$6,507
Provision charged to expense	360	300
Losses charged off, net of recoveries of $3, $240	(403)	207

Balance, end of period	$9,732	$7,014

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011 and December 31, 2010:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total

As of March 31, 2011

Allowance for loan losses:

Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775

Provision charged to expense	(30)	(2)	113	148	104	38	(7)	(4)	360

Losses charged off	(39)	—	(366)	—	—	—	—	(1)	(406)

Recoveries	—	—	—	—	1	—	—	2	3

Balance, end of year	$2,010	$311	$3,661	$1,913	$1,141	$405	$262	$29	$9,732

Ending Balance: individually evaluated for impairment	$108	$15	$1,527	$819	$736	$31	$—	$—	$3,236

Ending balance: collectively evaluated for impairment	$1,902	$296	$2,134	$1,094	$405	$374	$262	$29	$6,496

Loans:

Ending Balance	$75,888	$11,819	$85,130	$43,639	$16,157	$14,939	$10,471	$1,180	$259,223

Ending Balance: individually evaluated for impairment	$3,062	$241	$8,067	$9,160	$7,826	$231	$—	$—	$28,587

	$72,826	$11,578	$77,063	$34,479	$8,331	$14,708	$10,471	$1,180	$230,636

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011(unaudited) and December 31, 2010:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2011	2010	2011	2010	2011	2010	2011	2010

Pass	$67,608	$68,831	$11,520	$11,982	$58,536	$56,335	$25,140	$20,017

Pass (Closely Monitored)	4,705	4,494	17	17	8,424	9,284	7,057	10,716

Special Mention	593	492	41	43	11,077	10,433	6,407	1,701

Substandard	2,982	2,984	241	210	7,093	8,120	5,035	5,051

Doubtful	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—

	$75,888	$76,801	$11,819	$12,252	$85,130	$84,172	$43,639	$37,485

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Pass	$4,603	$4,130	$14,433	$12,895	$9,088	$9,041	$1,151	$1,199	$192,079	$184,430

Pass (Closely Monitored)	1,723	2,902	275	—	818	1,203	29	30	23,046	28,646

Special Mention	2,006	1,105	—	—	565	190	—	—	20,690	13,964

Substandard	7,826	7,934	231	231	—	—	—	—	23,408	24,530

Doubtful	—	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—	—

	$16,157	$16,071	$14,939	$13,126	$10,471	$10,434	$1,180	$1,229	$259,223	$251,570

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

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

The following table presents the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

As of March 31, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loan Receivable	Total Loans>90 Days & Accruing

1-4 Family	$247	$92	$—	$1,120	$1,459	$74,429	$75,888	$—

Home Equity	—	15	—	207	222	11,597	11,819	—

Commercial Real Estate	—	251	—	3,387	3,638	81,492	85,130	—

Multifamily	4,253	—	—	—	4,253	39,386	43,639	—

Land	22	—	—	3,272	3,294	12,863	16,157	—

Construction	—	—	—	92	92	14,847	14,939	—

Commercial Non-Real Estate	—	—	—	—	—	10,471	10,471	—

Consumer	—	—	—	—	—	1,180	1,180	—

Total	$4,522	$358	$—	$8,078	$12,958	$246,265	$259,223	$—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

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

At March 31, 2011 and December 31, 2010, there were no accruing loans delinquent 90 days or more. Nonaccruing loans at March 31, 2011 and December 31, 2010 were $8,078 and $7,406, respectively.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans without a specific valuation allowance for the period ended March 31, 2011:

As of March 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income

Loans w/o a specific valuation allowance

1-4 Family	$2,016	$2,016	$—	$1,787	$32

Home Equity	110	110	—	160	2

Commercial Real Estate	2,459	2,459	—	—	41

Multifamily	—	—	—	—	—

Land	22	22	—	152	—

Construction	—	—	—	70	—

Commercial Non-Real Estate	—	—	—	—	—

Consumer	—	—	—	—	—

Subtotal:	$4,607	$4,607	$—	$2,169	$75

The following table presents impaired loans with a specific valuation allowance for the period ended March 31, 2011:

Loans with a specific valuation allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income

As of March 31, 2011:

1-4 Family	$1,046	$1,046	$108	$1,133	$15

Home Equity	131	131	15	66	1

Commercial Real Estate	5,608	5,608	1,527	6,212	88

Multifamily	9,160	9,160	819	9,104	86

Land	7,804	7,804	736	7,795	60

Construction	231	231	31	162	3

Commercial Non-Real Estate	—	—	—	—	—

Consumer	—	—	—	—	—

Subtotal:	$23,980	$23,980	$3,236	$24,472	$172

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table presents total impaired loans for the period ended March 31, 2011:

Total impaired loans	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income
As of March 31, 2011:

1-4 Family	$3,062	$3,062	$119	$2,920	$47

Home Equity	241	241	10	226	3

Commercial Real Estate	8,067	8,067	1,542	6,212	129

Multifamily	9,160	9,160	819	9,104	86

Land	7,826	7,826	724	7,947	60

Construction	231	231	22	232	3

Commercial Non-Real Estate	—	—	—	—	—

Consumer	—	—	—	—	—

Total	$28,587	$28,587	$3,236	$26,641	$328

The following table presents impaired loans without a specific valuation allowance for the period ended December 31, 2010:

As of December 31, 2010	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Loans w/o a specific valuation allowance

1-4 Family	$1,577	$1,577	$—

Home Equity	210	210	—

Commercial Real Estate	2,260	2,260	—

Multifamily	—	—	—

Land	282	282	—

Construction	140	140	—

Commercial Non-Real Estate	—	—	—

Consumer	—	—	—

Subtotal:	$4,469	$4,469	$—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans with a specific valuation allowance for the period ended December 31, 2010:

Loans with a specific valuation allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance

As of December 31, 2010:

1-4 Family	$1,220	$1,220	$108

Home Equity	—	—	—

Commercial Real Estate	6,815	6,815	1,798

Multifamily	9,048	9,048	819

Land	7,785	7,785	633

Construction	92	92	21

Commercial Non-Real Estate	—	—	—

Consumer	—	—	—

Subtotal:	$24,960	$24,960	$3,379

The following table presents total impaired loans for the period ended December 31, 2010:

Total impaired loans	Recorded Balance	Unpaid Principal Balance	Specific Allowance

As of December 31, 2010:

1-4 Family	$2,797	$2,797	$108

Home Equity	210	210	—

Commercial Real Estate	9,075	9,075	1,798

Multifamily	9,048	9,048	819

Land	8,067	8,067	633

Construction	232	232	21

Commercial Non-Real Estate	—	—	—

Consumer	—	—	—

Total	$29,429	$29,429	$3,379

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Condensed Notes to Consolidated Interim Financial Statements

Impaired loans totaled $28,587 and $29,429 at March 31, 2011 and December 31, 2010, respectively. An allowance for loan losses of $3,236 and $3,379 relates to impaired loans at March 31, 2011 and December 31, 2010, respectively.

Interest of $286 and $271 was recognized on average impaired loans of $24,095 and $15,105 for March 31, 2011 and 2010, respectively. Cash collected on interest on impaired loans through March 31, 2011 and 2010 was $332 and $173, respectively.

As of March 31, 2011 and December 31, 2010, the Company has $97,100 and $89,406 of loans outstanding to lessors of rental properties including $62,191 and $61,377 of residential and $34,909 and $28,029 of nonresidential properties.

Note 6:	Disclosures About Fair Value of Assets and Liabilities

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method generally requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Impaired loans	$1,845	$—	$—	$1,845

December 31, 2010
Impaired loans	$20,988	$—	$—	$20,988

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$38,137	$38,137	$48,936	$48,936
Interest-earning time deposits	20,554	20,554	14,931	14,931
Held to maturity securities	326	326	388	388
Loans held for sale	417	420	748	754
Loans, net of allowance for loan losses	238,274	243,849	233,291	237,704
Federal Home Loan Bank stock	4,609	4,609	4,609	4,609
Interest receivable	871	871	851	851

Financial liabilities
Deposits	175,338	176,462	174,692	177,089
Federal Home Loan Bank advances	71,811	77,752	76,795	83,337
Stock conversion related liabilities	—	—	19,108	19,108
Interest payable	280	280	301	301

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

Cash and Cash Equivalents, Interest-Earning Time Deposits, Federal Home Loan Bank Stock, Interest Receivable, Stock Conversion Related Liabilities and Interest Payable

The carrying amount approximates fair value.

Held to Maturity Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans Held for Sale

Fair value is estimated using quoted market prices from the secondary market.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations.

Deposits

Deposits include demand deposits, savings accounts, checking accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Consolidated Interim Financial Statements (Unaudited)

Note 7:	Earnings Per Share

Three Months Ended
March 31, 2011
Basic and diluted
Earnings:
Net Income (1)	$142

Shares (1):
Weighted average common shares outstanding	2,507
Less: Average unallocated ESOP shares	(201)

Average shares	2,306

Net income per common share, basic and diluted (1)	$0.06

(1)	Calculated from the effective date of January 20, 2011 to the period end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of the Company’s goals, intentions and expectations;

•	statements regarding the Company’s business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of the Company’s loan and investment portfolios; and

•	estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are based on the Company’s current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company is under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in the Company’s market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	the Company’s ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in the Company’s organization, compensation and benefit plans;

•	changes in the Company’s financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that the Company owns.

Because of these and a wide variety of other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Wolverine Bancorp, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on March 30, 2011.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets decreased $1.0 million, or 0.3%, to $313.2 million at March 31, 2011 from $314.2 million at December 31, 2010. The decrease was primarily the result of a decrease in cash and cash equivalents, offset by an increase in interest-earning time deposits and net loans.

Cash and cash equivalents decreased $10.8 million, or 22.1%, to $38.1 million at March 31, 2011 from $48.9 million at December 31, 2010, and interest-earning time deposits increased $5.6 million, or 37.6%, to $20.5 million at March 31, 2011 from $14.9 million at December 31, 2010. The net decrease in cash and cash equivalents and in interest-earning time deposits was primarily the result of paying off maturing FHLB advances and funding new loan originations.

Net loans increased $5.0 million, or 2.1%, to $238.3 million at March 31, 2011 from $233.3 million at December 31, 2010 as the Company’s multifamily loans increased $6.1 million, or 16.3%, to $43.6 million at March 31, 2001 from $37.5 million at December 31, 2010. Additionally, construction loans increased by $1.8 million, or 13.7%, to $14.9 million at March 31, 2011 from $13.1 million at December 31, 2010. These increases were offset by undisbursed loan funds increasing $2.6 million, or 31.7%, to $10.8 million at March 31, 2011 from $8.2 million at December 31, 2010.

Securities held to maturity, consisting of one municipal security at March 31, 2011 and at December 31, 2010, decreased $62,000 to $326,000 at March 31, 2011 from $388,000 at December 31, 2010.

Real estate owned increased $427,000, or 17.8%, to $2.8 million at March 31, 2011 from $2.4 million at December 31, 2010. The increase in real estate owned resulted primarily from the foreclosure of three commercial mortgage properties totaling $638,000, offset by sales of $315,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $786,000, or 12.3%, to $5.6 million at March 31, 2011, from $6.4 million at December 31, 2010. The decrease was primarily attributable to conversion related expenses held in an ‘other asset’ account.

Deposits increased $646,000, or 0.4%, to $175.3 million at March 31, 2011 from $174.7 million at December 31, 2010. Certificates of deposit decreased $6.0 million, or 6.9%, to $81.1 million at March 31, 2011 from $87.1 million at December 31, 2010. The Bank’s core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts)

increased $6.6 million, or 7.5%, to $94.2 million at March 31, 2011 from $87.6 million at December 31, 2010. The increase in the Bank’s core deposits resulted primarily from continuing to build relationships with the Bank’s existing customers as well as the Bank’s marketing efforts for new customers.

Federal Home Loan Bank advances decreased $5.0 million to $71.8 million at March 31, 2011 from $76.8 million at December 31, 2010 as a result of paying off maturing advances.

Total stockholders’ equity increased $21.9 million, or 52.3%, to $63.9 million at March 31, 2011 from $41.9 million at December 31, 2010. The increase resulted from the Company’s initial public offering net proceeds of $21.7 million which closed on January 19, 2011, and net income of $202,000 during the three months ended March 31, 2011. The gross proceeds were $25.1 million which were netted against an unearned ESOP of $2.0 million and offering expenses of $1.3 million.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. The Company recorded net income of $202,000 for the three months ended March 31, 2011 compared to net income of $96,000 for the three months ended March 31, 2010. Net interest income increased $373,000 to $2.3 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010, and other noninterest income increased $211,000 to $443,000 for the three months ended March 31, 2011 from $232,000 for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $223,000, or 6.2%, to $3.6 million for the three months ended March 31, 2011 from $3.8 million for the three months ended March 31, 2010, as the average balance of interest-earning assets decreased $8.2 million to $298.8 million for the three months ended March 31, 2011 from $307.0 million for the three months ended March 31, 2010, and the average yield on interest-earning assets decreased 16 basis points to 4.82% during the 2011 period from 4.98% during the 2010 period. The decrease in the Company’s average yield on interest-earning assets was due primarily to the general decline in market interest rates as well as low-yielding cash and cash equivalents.

The biggest component decrease in average interest-earning assets was in net loans, which decreased $4.5 million, or 1.9%, to $236.5 million for the three months ended March 31, 2011 from $241.0 million for the three months ended March 31, 2010. Additionally, the average balance of securities held-to-maturity decreased $1.1 million, or 78.6%, to $326,000 for the March 31, 2011 period from $1.4 million for the March 31, 2010 period. The average balance of other interest-earning assets, consisting of interest-earning overnight funds and time deposits, decreased $2.5 million to $57.3 million during the 2011 period from $59.8 million during the 2010 period, the average yield on other interest-earning assets decreased to 0.50% from 0.88%, resulting in a $59,000 decrease in interest income from other interest-earning assets to $72,000 for the three months ended March 31, 2011 from $131,000 for the three months ended March 31, 2010.

Interest income on loans decreased $160,000, or 4.3%, to $3.5 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010, as the average yield on loans decreased 15 basis points to 5.92% for the three months ended March 31, 2011 from 6.07% for the three months ended March 31, 2010 reflecting the lower market interest rate environment, and the average balance of loans decreased $4.5 million, or 1.9%, to $236.5 million for the three months ended March 31, 2011 from $241.0 million for the three months ended March 31, 2010.

Interest income on investment securities, other interest-earning assets and FHLB of Indianapolis stock decreased $63,000, or 37.5%, to $105,000 for the three months ended March 31, 2011 from $168,000 for the three months ended March 31, 2010. This is primarily attributable to a decrease in the average balance of investment securities held to maturity. The average balance as of March 31, 2010 of investment securities held to maturity was $1.4 million, compared to the average balance as of March 31, 2011 of $326,000. This decrease of $1.1 million represents a decrease of 78.6%.

Interest Expense. Interest expense decreased $596,000, or 31.4%, to $1.3 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010, as the average balance of interest-bearing liabilities decreased $23.2 million, or 8.7%, to $243.9 million for the three months ended March 31, 2011 from $267.1 million for the three months ended March 31, 2010, and the average rate the Company paid on these liabilities decreased 71 basis points to 2.16% from 2.87%. The biggest component decrease was in interest expense on certificates of deposit which decreased $342,000, or 45.4%, to $410,000 for the three months ended March 31, 2011 from $752,000 for the three months ended March 31, 2010, resulting from an $22.3 million decrease in the average balance of certificates of deposits to $81.8 million for the three months ended March 31, 2011 from $104.1 million for the three months ended March 31, 2010, and a 88 basis point decrease in the cost of these funds to 2.01% for the 2011 period from 2.89% for the 2010 period.

The average balance of the Company’s core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $17.0 million, or 23.2%, to $90.3 million for the three months ended March 31, 2011 from $73.3 million for the three months ended March 31, 2010. Correspondingly, the interest on core deposits increased $14,000 to $98,000 for the 2011 period from $84,000 for the 2010 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $268,000, or 24.4%, to $810,000 for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010, as the Company’s average balance of these borrowings decreased $17.9 million and the average rate paid decreased 30 basis points to 4.51% from 4.81%.

Net Interest Income. Net interest income increased $373,000, or 19.6%, to $2.3 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010, as the Company’s net interest-earning assets increased to $54.8 million from $39.8 million, the Company’s net interest rate spread increased 54 basis points to 2.66% from 2.12% and the Company’s net interest margin increased 57 basis points to 3.06% from 2.49%. The increases in the Company’s net interest rate spread and net interest margin reflected the paying off of the Company’s maturing, higher interest rate FHLB advances and managing the maturities of higher interest rate certificates of deposit, offset by the Company’s ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on the Company’s analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” the Company recorded a provision for loan losses of $360,000 for the three months ended March 31, 2011 and a provision for loan losses of $300,000 for the three months ended March 31, 2010. The primary reasons for the increase in the provision for loan losses were continued escalated levels of non-performing loans as well as a continued decline in the economy in the Company’s primary market area and in Michigan as a whole, including elevated levels of unemployment, declining collateral values and increasing trends in delinquencies and classified assets. At March 31, 2011, non-performing loans totaled $8.7 million, or 3.7% of total loans, as compared to $11.4 million, or 4.8% of total loans, at March 31, 2010. The decrease in non-performing loans was primarily in the commercial real estate loan portfolio, a higher risk portfolio compared to the Company’s one- to four-family residential mortgage loan portfolio. The Company had one loan relationship that was non-performing as of March 31, 2010, and the Company received a deed-in-lieu of foreclosure in the fourth quarter of 2010. The gross total of this relationship was $2.7 million as of March 31, 2010. The allowance for loan losses to total loans receivable decreased to 3.9% at March 31, 2011 from 4.0% at December 31, 2010.

The allowance for loan losses as a percentage of non-performing loans increased to 112.3% at March 31, 2011 from 61.7% at March 31, 2010. To the best of the Company’s knowledge, the Company has provided for all losses that are both probable and reasonable to estimate at March 31, 2011 and 2010.

Noninterest Income. Noninterest income increased by $211,000, or 90.9%, to $443,000 for the three months ended March 31, 2011 from $232,000 for the three months ended March 31, 2010. The increase was primarily attributable to an increase in gain on sale of mortgage loans of $46,000, an increase in gross rental income on real estate owned of $56,000 due to increased volume on foreclosed rental properties, gain on the sale of real estate owned of $55,000, and a $31,000 gain on the sale of a fixed asset.

Noninterest Expense. Noninterest expense increased $363,000, or 21.4%, to $2.1 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010, primarily attributable to a $362,000 increase in real estate owned expenses due to increased volume of legal and maintenance expenses on foreclosed rental properties, an increase of $54,000 in professional and service fees due to increased legal expenses for regulatory report counsel and review, offset by a reduction of $87,000 in salaries and related expenses due to reduced retirement expenses reflecting the impact of terminating our pension plan in 2010.

Income Tax Expense (Benefit). The Company recorded a $106,000 income tax expense for the three months ended March 31, 2011 compared to a $51,000 income tax expense for the 2010 period, reflecting the income of $308,000 before income tax expense during the three months ended March 31, 2011 versus income before income tax of $147,000 for the three months ended March 31, 2010. The Company’s effective tax expense rate was 34.5% for the three months ended March 31, 2011 compared to an effective tax rate of 34.7% for the three months ended March 31, 2010.

Asset Quality

Real estate owned totaled $2.8 million, or 0.9% of total assets, at March 31, 2011 as compared to $862,000, or 0.3% of total assets, at March 31, 2010. One relationship comprised $913,000, or 32.6% of the real estate owned as of March 31, 2010. Non-performing assets totaled $11.4 million, or 3.6% of total assets, at March 31, 2011 as compared to $12.2 million, or 3.9% of total assets, at March 31, 2010.

At March 31, 2011, the Company had 34 loans, totaling $7.9 million, for which the Company had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, five loans totaling $827,000 were classified as substandard and six loans, totaling $1.2 million, were considered special mention. At March 31, 2011, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at March 31, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

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

WOLVERINE BANCORP, INC.

Date: May 16, 2011	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 16, 2011	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer