Form 10-Q
period 2011-06-30
Wolverine Bancorp, Inc.
filed 2011-08-12
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of August 11, 2011, was 2,507,500.

Wolverine Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$484	$386
Interest-earning demand deposits	21,321	48,550

Cash and cash equivalents	21,805	48,936
Interest-earning time deposits	25,881	14,931
Held to maturity securities	315	388
Loans held for sale	341	748
Loans, net of allowance for loan losses of $10,138 and $9,775	243,221	233,291
Premises and equipment, net	1,537	1,644
Federal Home Loan Bank stock	4,391	4,609
Real estate owned	1,992	2,375
Accrued interest receivable	861	851
Other assets	5,421	6,433

Total assets	$305,765	$314,206

Liabilities and Retained Earnings

Liabilities
Deposits	$167,251	$174,692
Federal Home Loan Bank advances	71,827	76,795
Stock conversion related liabilities	—	19,108
Interest payable and other liabilities	2,513	1,667

Total liabilities	241,592	272,262

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Issued and outstanding – 2,507,500	$25	$—
Additional paid-in capital	23,765	—
Unearned employee stock ownership plan (ESOP)	(2,006)	—
Retained earnings	42,390	41,944

Total stockholders’ equity	64,174	41,944

Total liabilities and stockholders’ equity	$305,765	$314,206

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans	$3,518	$3,639	$7,015	$7,296
Investment securities and other	81	160	186	328

Total interest and dividend income	3,599	3,799	7,201	7,624

Interest Expense
Deposits	464	828	973	1,664
Borrowings	840	1,050	1,650	2,129

Total interest expense	1,304	1,878	2,623	3,793

Net Interest Income	2,295	1,921	4,578	3,831

Provision for Loan Losses	400	3,180	760	3,480

Net Interest Income After Provision for Loan Losses	1,895	(1,259)	3,818	351

Noninterest Income
Service charges and fees	64	63	122	129
Net gain on loan sales	80	123	216	213
Gross income on real estate owned	35	—	92	—
Loan fees earned	53	58	119	98
Net gain on sale of real estate owned	20	—	75	—
Other	45	34	117	70

Total noninterest income	297	278	741	510

Noninterest Expense
Salaries and employee benefits	870	3,843	1,722	4,782
Net occupancy and equipment expense	187	188	370	373
Information technology expense	67	57	118	116
Federal deposit insurance corporation premiums	72	72	142	142
Professional and services fees	134	76	288	176
Other real estate owned expense	148	68	546	104
Loan legal expense	31	117	76	156
Loss on wire transfer fraud	—	356	—	356
Other	312	287	617	554

Total noninterest expense	1,821	5,064	3,879	6,759

Income Before Income Tax	371	(6,045)	680	(5,898)

Provision for Income Taxes	127	(2,051)	234	(2,000)

Net Income (loss)	$244	$(3,994)	$446	$(3,898)

Earnings Per Share:

Basic	$0.11	N/A	$0.17	N/A

Diluted	$0.11	N/A	$0.17	N/A

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in Thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)

Operating Activities
Net income	$446	$(3,898)
Items not requiring (providing) cash
Depreciation	107	124
Provision for loan losses	760	3,480
Writedowns of other real estate	328	50
Amortization of Federal Home Loan Bank advances	33	(238)
Deferred income taxes	135	(1,566)
Gain on real estate owned	(75)	—
Loans originated for sale	(11,427)	(11,266)
Proceeds from loans sold	12,050	11,125
Gain on sale of loans, net	(216)	(213)
Gain on sale of premises or equipment	(31)	—
Changes in
Interest receivable and other assets	866	(292)
Interest payable and other liabilities	846	3,893

Net cash provided by operating activities	3,822	1,199

Investing Activities
Net change in interest-bearing deposits	(10,950)	(10,271)
Proceeds from calls, maturities and pay-downs of held to maturity securities	73	1,032
Net change in loans	(11,642)	3,871
Redemption of FHLB stock	219	—
Proceeds from sale of premises and equipment	64	—
Proceeds from sale of real estate owned	1,082	321
Purchase of premises and equipment	(33)	(3)

Net cash used in investing activities	(21,187)	(5,050)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	2,083	14,978
Net change in certificates of deposit	(9,525)	(5,973)
Proceeds from stock conversion	2,676	—
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayment of Federal Home Loan Bank advances	(5,000)	(15,000)

Net cash provided by (used in) financing activities	(9,766)	4,005

Increase (Decrease) in Cash and Cash Equivalents	(27,131)	154

Cash and Cash Equivalents, Beginning of Period	48,936	23,324

Cash and Cash Equivalents, End of Period	$21,805	$23,478

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,660	$3,816
Income taxes paid	—	—
Loans transferred to real estate owned	953	797

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2011	$—	$—	$—	$41,944	$41,944
Six months ended June 30, 2011

Net income	—	—	—	446	446

Issuance of 2,507,500 shares of common stock, net of offering costs	25	23,765	(2,006)	—	21,784

Balances at June 30, 2011	$25	$23,765	$(2,006)	$42,390	$64,174

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of us as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Bank as of that date. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.

Note 2:	Plan of Conversion and Change in Corporate Form

On January 19, 2011, the Bank converted to a stock savings bank and established the Company, as the parent holding company of the Bank. In connection with the conversion, 2,507,500 shares of the Company’s common stock were issued at $10.00 per share for total gross offering proceeds of $25.1 million. Expenses related to the offering were approximately $1.3 million. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, for a total of $2.0 million. The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank.

The common stock began trading on the NASDAQ Capital Market on January 20, 2011 under the symbol “WBKC”.

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the completion of the Bank’s mutual to stock conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. We may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Accounting Developments

In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. We intend to adopt the methodologies prescribed by this ASU by the date required, and we are continuing to evaluate the impact of adoption of this ASU.

In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We will adopt the methodologies prescribed by this ASU by the date required, and we do not anticipate that the ASU will have a material effect on our financial position or results of operations.

In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We will adopt the methodologies prescribed by this ASU by the date required, and we do not anticipate that the ASU will have a material effect on our financial position or results of operations.

In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, we are evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Note 4:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
June 30, 2011
Municipals	$315	$—	$—	$315

December 31, 2010
Municipals	$388	$—	$—	$388

The amortized cost and fair value of securities at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	315	315	388	388
After ten years	—	—	—	—

Totals	$315	$315	$388	$388

There were no sales of securities during the three months ended June 30, 2011 and 2010.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 5:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30, 2011	December 31, 2010

Real Estate
One-to four-family	$76,340	$76,801
Home equity	14,119	12,252
Commercial mortgage loans
Commercial real estate	85,331	84,172
Multifamily	45,273	37,485
Land	15,132	16,071
Construction	15,607	13,126
Commercial Non-mortgage	9,342	10,434
Consumer	1,419	1,229

Total loans	262,563	251,570

Less
Net deferred loan fees, premiums and discounts	392	345
Undisbursed portion of loans	8,812	8,159
Allowance for loan losses	10,138	9,775

Net loans	$243,221	$233,291

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
	2011	2010

Balance, beginning of period	$9,775	$6,507
Provision charged to expense	760	3,480
Losses charged off, net of recoveries of $12 and $394, respectively	(397)	188

Balance, end of period	$10,138	$10,175

In determining the appropriate level of allowance for loan loss, we analyze various components of our portfolio. The following components are analyzed: all substandard loans on an individual basis; all loans that are designated special mention or closely monitored; loans not classified according to purpose or collateral type; and overdrawn deposit account balances.

We also factor in historical loss experience and qualitative considerations, including trends in charge offs and recoveries; trends in delinquencies and impaired/classified loans; effects of credit concentrations; changes in underwriting standards and loan review system; experience in lending staff; current industry conditions; and current market conditions.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

In instances where risk and loss exposure is clearly identified with a particular asset, a specific valuation allowance will be established or the asset or a portion of the asset will be charged off.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011 and December 31, 2010:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis
Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(71)	24	58	129	648	22	(49)	(1)	760
Losses charged off	(39)	—	(369)	—	—	—	—	(1)	(409)
Recoveries	2	—	5	—	1	—	—	4	12

Balance, end of period	$1,971	$337	$3,608	$1,894	$1,685	$389	$220	$34	$10,138

Ending Balance: individually evaluated for impairment	$174	$5	$1,601	$829	$1,329	$21	$—	$—	$3,959

Ending balance: collectively evaluated for impairment	$1,797	$332	$2,007	$1,065	$356	$368	$220	$34	$6,179

Loans:
Ending Balance	$76,340	$14,119	$85,331	$45,273	$15,132	$15,607	$9,342	$1,419	$262,563

Ending Balance: individually evaluated for impairment	$3,075	$266	$6,853	$9,734	$8,962	$92	$378	$—	$29,360

Ending Balance: collectively evaluated for impairment	$73,265	$13,853	$78,478	$35,539	$6,170	$15,515	$8,964	$1,419	$233,203

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis
Allowance for loan losses:
Balance, beginning of quarter	$2,010	$311	$3,661	$1,913	$1,141	$405	$262	$29	$9,732
Provision charged to expense	(41)	26	(55)	(19)	544	(16)	(42)	3	400
Losses charged off	—	—	(2)	—	—	—	—	—	(2)
Recoveries	2	—	4	—	—	—	—	2	8

Balance, end of period	$1,971	$337	$3,608	$1,894	$1,685	$389	$220	$34	$10,138

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
As of December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$1,246	$161	$3,019	$949	$838	$129	$148	$17	$6,507
Provision charged to expense	812	152	2,263	816	80	228	121	19	4,491
Losses charged off	(33)	—	(1,597)	—	(109)	—	—	(7)	(1,746)
Recoveries	54	—	229	—	227	10	—	3	523

Balance, end of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775

Ending Balance: individually evaluated for impairment	$108	$—	$1,798	$819	$633	$21	$—	$—	$3,379

Ending balance: collectively evaluated for impairment	$1,971	$313	$2,116	$946	$403	$346	$269	$32	$6,396

Loans:
Ending Balance	$76,801	$12,252	$84,172	$37,485	$16,071	$13,126	$10,434	$1,229	$251,570

Ending Balance: individually evaluated for impairment	$2,798	$210	$9,075	$9,048	$8,067	$231	$—	$—	$29,429

Ending Balance: collectively evaluated for impairment	$74,003	$12,042	$75,097	$28,437	$8,004	$12,895	$10,434	$1,229	$222,141

Consistent with regulatory guidance, charge offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. Our policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except one-to-four family residential loans and consumer loans, we promptly charge off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

We charge off one-to-four family residential and consumer loans, or portions thereof, when we reasonably determine the amount of the loss. We adhere to timeframes established by applicable regulatory guidance which provides for the charge off of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which we can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$68,357	$68,831	$13,814	$11,982	$58,333	$56,335	$26,445	$20,017
Pass (Closely Monitored)	4,650	4,494	—	17	8,645	9,284	6,886	10,716
Special Mention	589	492	39	43	10,453	10,433	6,408	1,701
Substandard	2,744	2,984	266	210	7,900	8,120	5,534	5,051
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$76,340	$76,801	$14,119	$12,252	$85,331	$84,172	$45,273	$37,485

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$4,149	$4,130	$15,240	$12,895	$7,970	$9,041	$1,412	$1,199	$195,720	$184,430
Pass (Closely Monitored)	1,149	2,902	275	—	812	1,203	7	30	22,424	28,646
Special Mention	872	1,105	—	—	182	190	—	—	18,543	13,964
Substandard	8,962	7,934	92	231	378	—	—	—	25,876	24,530
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$15,132	$16,071	$15,607	$13,126	$9,342	$10,434	$1,419	$1,229	$262,563	$251,570

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis is performed during the loan approval process and is updated as circumstances warrant.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

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

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation. Weaknesses are considered potential at this state and are not yet fully defined.

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness(es) based upon objective evidence; assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; or the possibility that liquidation will not be timely. Loans categorized in this grade possess a well defined credit weakness and the likelihood of repayment from the primary source is uncertain. Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss. Collateral coverage may be marginal and the accrual of interest has been suspended.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of June 30, 2011 and December 31, 2010:

As of June 30, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing
1-4 Family	$778	$206	$—	$1,211	$2,195	$74,145	$76,340	$—
Home Equity	—	—	—	206	206	13,913	14,119	—
Commercial Real Estate	1,145	1,281	—	3,180	5,606	79,725	85,331	—
Multifamily	4,236	—	—	—	4,236	41,037	45,273	—
Land	—	—	—	8,823	8,823	6,309	15,132	—
Construction	—	—	—	92	92	15,515	15,607	—
Commercial Non-Mortgage	—	—	—	—	—	9,342	9,342	—
Consumer	—	—	—	—	—	1,419	1,419	—

Total	$6,159	$1,487	$—	$13,512	$21,158	$241,404	$262,563	$—

As of December 31, 2010:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing
1-4 Family	$129	$598	$—	$1,118	$1,845	$74,956	$76,801	$—
Home Equity	—	115	—	76	191	12,061	12,252	—
Commercial Real Estate	83	97	—	4,051	4,231	79,941	84,172	—
Multifamily	—	4,266	—		4,266	33,219	37,485	—
Land	54	—	—	2,069	2,123	13,948	16,071	—
Construction	—	—	—	92	92	13,034	13,126	—
Commercial Non-Mortgage	—	—	—	—	—	10,434	10,434	—
Consumer	—	—	—	—	—	1,229	1,229	—

Total	$266	$5,076	$—	$7,406	$12,748	$238,822	$251,570	$—

Nonaccrual Loan and Past Due Loans. The accrual of interest is discontinued on all loan classes at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. We generally require a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans without a specific valuation allowance for the period ended June 30, 2011:

As of June 30, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans w/o a specific valuation allowance
1-4 Family	$1,449	$1,449	$—	$1,768	$1,777	$21	$43
Home Equity	151	151	—	129	145	2	4
Commercial Real Estate	614	614	—	2,144	1,072	33	63
Multifamily	92	92	—	—	—	—	—
Land	7	7	—	15	83	—	—
Construction	—	—	—	—	35	—	—
Commercial Non-Mortgage	378	378	—	126	63	3	6
Consumer	—	—	—	—	—	—	—
Loans w/ a specific valuation allowance
1-4 Family	$1,626	$1,626	$174	$1,312	$1,222	$29	$39
Home Equity	115	115	5	120	93	1	2
Commercial Real Estate	6,239	6,239	1,601	5,409	5,810	55	99
Multifamily	9,642	9,642	829	9,743	9,424	148	238
Land	8,955	8,955	1,329	8,218	8,006	104	181
Construction	92	92	21	92	127	1	2
Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total
1-4 Family	$3,075	$3,075	$174	$3,080	$2,999	$50	$82
Home Equity	266	266	5	249	238	3	7
Commercial Real Estate	6,853	6,853	1,601	7,553	6,882	88	161
Multifamily	9,734	9,734	829	9,743	9,424	148	238
Land	8,962	8,962	1,329	8,233	8,089	104	181
Construction	92	92	21	92	162	1	2
Commercial Non-Mortgage	378	378	—	126	63	3	6
Consumer	—	—	—	—	—	—	—
	29,360	29,360	3,959	29,076	27,857	397	677

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans without a specific valuation allowance for the period ended December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans w/o a specific valuation allowance
1-4 Family	$1,577	$1,577	$—
Home Equity	210	210	—
Commercial Real Estate	2,260	2,260	—
Multifamily	—	—	—
Land	282	282	—
Construction	140	140	—
Commercial Non-Mortgage	—	—	—
Consumer	—	—	—
Loans with a specific valuation allowance
1-4 Family	$1,221	$1,221	$108
Home Equity	—	—	—
Commercial Real Estate	6,815	6,815	1,798
Multifamily	9,048	9,048	819
Land	7,785	7,785	633
Construction	91	91	21
Commercial Non-Mortgage	—	—	—
Consumer	—	—	—
Total impaired loans
1-4 Family	$2,798	$2,798	$108
Home Equity	210	210	—
Commercial Real Estate	9,075	9,075	1,798
Multifamily	9,048	9,048	819
Land	8,067	8,067	633
Construction	231	231	21
Commercial Non-Mortgage	—	—	—
Consumer	—	—	—

Total	$29,429	$29,429	$3,379

Wolverine Bancorp, Inc.

Form 10-Q

(Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The risk characteristics of each loan portfolio segment are as follows:

1-4 Family, Home Equity, and Consumer

With respect to residential loans that are secured by 1-4 family residences and are primarily owner occupied, we generally establish a maximum loan-to-value ratio and require PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are typically secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties.

Home equity loans secured by second mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

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

Commercial real estate and multi-family

Commercial real estate and multi-family loans generally have greater credit risk than the owner-occupied one- to four-family residential mortgage loans that we originate for retention in our loan portfolio. Repayment of these loans generally depends, in large part, on sufficient income from the property securing the loan or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, due to declining property values in our primary market area and in Michigan, the loan to value ratios of many of our commercial real estate loans have increased significantly from the loan to value ratios that were assigned to these loans at the time of origination.

Construction and land

Construction loans include those for one- to four-family residential properties and commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. For all construction loans, we generally require that a commitment for permanent financing be in place prior to closing the construction loan.

Repayment of one-to four-family residential property loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment of commercial property loans and homes built by developers on speculation is normally expected from the property’s eventual rental income, income from the borrower’s operations, the personal resources of the guarantor, or the sale of the subject property. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at

Wolverine Bancorp, Inc.

Form 10-Q

(Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

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

Commercial non-mortgage

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

As of June 30, 2011 and December 31, 2010, we had $99,556 and $89,406 of loans outstanding to lessors of rental properties including $65,114 and $61,377 of residential and $34,442 and $28,029 of nonresidential properties.

Interest of $677 and $690 was recognized on average impaired loans of $27,857 and $15,105 for the six months June 30, 2011 and 2010, respectively. Cash collected on interest on impaired loans through June 30, 2011 and 2010 was $589 and $616, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets under the valuation hierarchy. We have no assets or liabilities measured at fair value on a recurring basis and no liabilities measured at fair value on a nonrecurring basis.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that we will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

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

Real Estate Owned

The fair value of our real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.

Wolverine Bancorp, Inc.

Form 10-Q

(Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Impaired loans	$9,764	$—	$—	$9,764
Real estate owned	$332	$—	$—	$332

December 31, 2010
Impaired loans	$20,988	$—	$—	$20,988

The following table presents estimated fair values of our financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, we do not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$21,805	$21,805	$48,936	$48,936
Interest-earning time deposits	25,881	25,881	14,931	14,931
Held to maturity securities	315	315	388	388
Loans held for sale	341	343	748	754
Loans, net of allowance for loan losses	243,221	248,514	233,291	237,704
Federal Home Loan Bank stock	4,391	4,391	4,609	4,609
Interest receivable	861	861	851	851

Financial liabilities
Deposits	167,251	168,322	174,692	177,089
Federal Home Loan Bank advances	71,827	76,474	76,795	83,337
Stock conversion related liabilities	—	—	19,108	19,108
Interest payable	264	264	301	301

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

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

Federal Home Loan Bank Advances

Rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

Loan commitments and letters-of-credit generally have short-term, variable rate features and contain clauses which limit our exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 7:	Earnings Per Share

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Basic and diluted
Earnings:
Net Income (1)	$244	$386

Shares (1):
Weighted average common shares outstanding	2,507	2,507
Less: Average unallocated ESOP shares	(201)	(201)

Average shares	2,306	2,306

Net income per common share, basic and diluted (1)	$0.11	$0.17

(1)	Calculated from January 20, 2011, the effective date of the conversion and stock offering, to the period end.

Note 8:	Subsequent Events

On July 19, 2011, we received $165,000 in full settlement of an insurance claim made under our financial institution bond. The $165,000 will be reported as taxable income in the third quarter. This settlement relates to an expense we incurred in connection with an external wire transfer in June 2010. This external wire transfer was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2011 and 2010 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we owns.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Wolverine Bancorp, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on March 31, 2011.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets decreased $8.4 million, or 2.7%, to $305.8 million at June 30, 2011 from $314.2 million at December 31, 2010. The decrease was primarily the result of a decrease in cash and cash equivalents, offset by an increase in interest-earning time deposits and net loans.

Cash and cash equivalents decreased $27.1 million, or 55.4%, to $21.8 million at June 30, 2011 from $48.9 million at December 31, 2010, and interest-earning time deposits increased $11.0 million, or 73.8%, to $25.9 million at June 30, 2011 from $14.9 million at December 31, 2010. The net decrease in cash and cash equivalents and in interest-earning time deposits was primarily the result of paying off maturing FHLB advances, funding new loan originations and maturing certificate of deposits from our deposit portfolio. The majority of these certificates were originated under our three-year guaranteed upward re-pricing certificate of deposit product with interest rates reflecting the higher market interest rate environment at the time that these deposits were originated.

Net loans increased $9.9 million, or 4.2%, to $243.2 million at June 30, 2011 from $233.3 million at December 31, 2010 as our multifamily loans increased $7.8 million, or 20.8%, to $45.3 million at June 30, 2011 from $37.5 million at December 31, 2010. Additionally, construction loans increased by $2.5 million, or 19.1%, to $15.6 million at June 30, 2011 from $13.1 million at December 31, 2010.

Securities held to maturity, consisting of one municipal security at June 30, 2011 and at December 31, 2010, decreased $73,000, or 18.8%, to $315,000 at June 30, 2011 from $388,000 at December 31, 2010 due to paydowns.

Real estate owned decreased $383,000, or 16.0%, to $2.0 million at June 30, 2011 from $2.4 million at December 31, 2010. The decrease in real estate owned resulted from new foreclosures of $983,000, primarily composed of three commercial mortgage properties totaling $638,000, offset by write-downs of $328,000 and sales of $1.0 million. Of the $1.0 million in sales of real estate owned, $854,000 came from one relationship foreclosed on in late 2010.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $1.0 million, or 15.6%, to $5.4 million at June 30, 2011, from $6.4 million at December 31, 2010. The decrease was primarily attributable to recognition of $1.3 million of conversion related expenses previously held in an ‘other asset’ account.

Deposits decreased $7.4 million, or 4.2%, to $167.3 million at June 30, 2011 from $174.7 million at December 31, 2010. Certificates of deposit decreased $9.6 million, or 11.0%, to $77.5 million at June 30, 2011 from $87.1 million at December 31, 2010. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $2.2 million, or 2.5%, to $89.8 million at June 30, 2011 from $87.6 million at December 31, 2010. The increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts for new customers.

Federal Home Loan Bank advances decreased $5.0 million to $71.8 million at June 30, 2011 from $76.8 million at December 31, 2010 as a result of paying off a maturing advance.

Total stockholders’ equity increased $22.3 million, or 53.2%, to $64.2 million at June 30, 2011 from $41.9 million at December 31, 2010. The increase resulted from our initial public offering net proceeds of $21.8 million which closed on January 19, 2011, and net income of $446,000 during the six months ended June 30, 2011. The gross proceeds were $25.1 million which were netted against an unearned ESOP of $2.0 million and offering expenses of $1.3 million.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. We recorded net income of $244,000 for the three months ended June 30, 2011 compared to net loss of $4.0 million for the three months ended June 30, 2010. Net interest income increased $374,000 to $2.3 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010, and other noninterest income increased $19,000 to $297,000 for the three months ended June 30, 2011 from $278,000 for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $200,000, or 5.3%, to $3.6 million for the three months ended June 30, 2011 from $3.8 million for the three months ended June 30, 2010, as the average balance of interest-earning assets decreased $8.4 million to $297.3 million for the three months ended June 30, 2011 from $305.7 million for the three months ended June 30, 2010, and the average yield on interest-earning assets decreased 13 basis points to 4.84% during the 2011 period from 4.97% during the 2010 period. The decrease in our average yield on interest-earning assets was due primarily to the general decline in market interest rates as well as low-yielding cash and cash equivalents.

The biggest component decrease in average interest-earning assets was in the other interest-earning assets category, consisting of interest-earning overnight funds and time deposits, which decreased $10.3 million, or 16.8%, to $51.1 million for the three months ended June 30, 2011 from $61.4 million for the three months ended June 30, 2010. The average yield on this investment type decreased 43 basis points from 0.82% to 0.39%, resulting in a $76,000 decrease in interest income from other interest-earning assets to $50,000 for the three months ended June 30, 2011 from $126,000 for the three months ended June 30, 2010. This was offset by an increase in average net loans, which increased $2.8 million, or 1.2%, to $241.3 million for the three months ended June 30, 2011 from $238.5 million for the three months ended June 30, 2010. Additionally, the average balance of securities held-to-maturity decreased $754,000, or 68.5%, to $322,000 for the June 30, 2011 period from $1.1 million for the June 30, 2010 period.

Interest income on loans decreased $121,000, or 3.4%, to $3.5 million for the three months ended June 30, 2011 from $3.6 million for the three months ended June 30, 2010, as the average yield on loans decreased 27 basis points to 5.83% for the three months ended June 30, 2011 from 6.10% for the three months ended June 30, 2010 reflecting the lower market interest rate environment, and the average balance of loans increased $2.8 million, or 1.2%, to $241.3 million for the three months ended June 30, 2011 from $238.5 million for the three months ended June 30, 2010.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $79,000, or 49.4%, to $81,000 for the three months ended June 30, 2011 from $160,000 for the three months ended June 30, 2010. The decrease was primarily attributable to a decrease in the average balance of other interest-earning assets, consisting of interest-earning overnight funds and time deposits. The average balance for the quarter ended June 30, 2010 of other interest-earning assets was $61.4 million, compared to the average balance June 30, 2011 of $51.1 million. This represents a decrease of $10.3 million or 16.8%.

Interest Expense. Interest expense decreased $574,000, or 30.2%, to $1.3 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010, as the average balance of interest-bearing liabilities decreased $24.6 million, or 9.2%, to $241.4 million for the three months ended June 30, 2011 from $266.0 million for the three months ended June 30, 2010, and the average rate we paid on these liabilities decreased 66 basis points to 2.16% from 2.82%. The biggest component decrease was in interest expense on certificates of deposit which decreased $361,000, or 49.0%, to $375,000 for the three months ended June 30, 2011 from $736,000 for the three months ended June 30, 2010. This resulted from a $23.8 million decrease in the average balance of certificates of deposits to $79.2 million for the three months ended June 30, 2011 from $103.0 million for the three months ended June 30, 2010. The yield on certificates of deposit decreased 96 basis points to 1.90% for the 2011 period from 2.86% for the 2010 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $15.5 million, or 20.7%, to $90.4 million for the three months ended June 30, 2011 from $74.9 million for the three months ended June 30, 2010. However, the interest on core deposits decreased $3,000 to $89,000 for the 2011 period from $92,000 for the 2010 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $210,000, or 19.1%, to $840,000 for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010, as our average balance of these borrowings decreased $16.3 million and the average rate paid decreased 9 basis points to 4.68% from 4.77%.

Net Interest Income. Net interest income increased $374,000, or 19.7%, to $2.3 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010, as our average net interest-earning assets increased to $55.9 million from $39.7 million, our net interest rate spread increased 53 basis points to 2.68% from 2.15% and our net interest margin increased 54 basis points to 2.98% from 2.44%. The increases in our net interest rate spread and net interest margin reflected the paying off of our maturing, higher interest rate FHLB advances and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2010 10-K, we recorded a provision for loan losses of $400,000 for the three months ended June 30, 2011 and a provision for loan losses of $3.2 million for the three months ended June 30, 2010. We have continued with additional provisions in 2011 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and declining collateral values. At June 30, 2011, non-performing loans totaled $14.6 million, or 6.0% of total loans, as compared to $10.7 million, or 4.5% of total loans, at June 30, 2010. The allowance for loan losses to total loans receivable remains at historically elevated levels of 4.0% at June 30, 2011 and December 31, 2010.

The increase in non-performing loans was primarily due to one loan relationship of $5.6 million that was moved to non-performing status as of June 30, 2011. Each of the loans within this relationship has been classified as substandard since 2009; however the loans were performing until this quarter.

Of the $5.6 million loan relationship, approximately 50% is collateralized by developed commercial land and approximately 50% is collateralized by developed residential single-family lots and three single-family homes built on speculation. The entire relationship is cross collateralized and all of these properties are located within Michigan.

All loans rated substandard are specifically reviewed for impairment at least quarterly. After conducting the quarterly impairment analysis, the specific allowance for to this relationship was increased from $90,000 to $500,000 as of June 30, 2011. We have maintained regular communications with the borrower regarding monthly payments and financial performance, with the goal of reaching a mutually beneficial workout strategy. Overall, management continues to focus on resolving nonperforming assets and improving asset quality. In addition to our collections department personnel, in working out loans we continue to involve business development officers and, on significant assets, underwriters and senior management.

The allowance for loan losses as a percentage of non-performing loans decreased to 69.2% at June 30, 2011 from 94.8% at June 30, 2010. As discussed earlier our non-performing loans increased by $3.9 million from June 30, 2010 to June 30, 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Noninterest Income. Noninterest income increased by $19,000, or 6.8%, to $297,000 for the three months ended June 30, 2011 from $278,000 for the three months ended June 30, 2010. The increase was primarily attributable to an increase in gross rental income on real estate owned of $35,000 due to increased volume on foreclosed rental properties and the net gain on the sale of real estate owned of $20,000, offset by a decrease of $43,000 in gain on sale of mortgage loans.

Noninterest Expense. Noninterest expense decreased $3.3 million, or 64.7%, to $1.8 million for the three months ended June 30, 2011 from $5.1 million for the three months ended June 30, 2010. This was primarily attributable to a $3.0 million decrease in salaries and related expenses due to a $3.2 million charge we incurred in June 2010 in connection with the freezing and funding of our multi-employer defined benefit pension plan. We also had a decrease of $331,000 in other expenses resulting primarily from a $356,000 expense we incurred in connection with an external wire transfer fraud in 2010. An increase of $80,000 in real estate operations due to increased volume of legal and maintenance expenses on foreclosed rental properties during the quarter ended June 30, 2011, was offset by a decrease in loan legal expenses of $86,000.

Income Tax Expense (Benefit). We recorded a $127,000 income tax expense for the three months ended June 30, 2011 compared to a $(2.1 million) income tax benefit for the 2010 period, reflecting the income of $371,000 before income tax expense during the three months ended June 30, 2011 versus loss before income tax of $6.0 million for the three months ended June 30, 2010. Our effective tax expense rate was 34.3% for the three months ended June 30, 2011 compared to an effective tax benefit rate of (33.9)% for the three months ended June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. We recorded net income of $446,000 for the six months ended June 30, 2011 compared to net loss of $3.9 million for the six months ended June 30, 2010. Net interest income increased $747,000 to $4.5 million for the six months ended June 30, 2011 from $3.8 million for the six months ended June 30, 2010, and other noninterest income increased $231,000 to $741,000 for the six months ended June 30, 2011 from $510,000 for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $423,000, or 5.6%, to $7.2 million for the six months ended June 30, 2011 from $7.6 million for the six months ended June 30, 2010, as the average balance of interest-earning assets decreased $8.3 million to $298.0 million for the six months ended June 30, 2011 from $306.3 million for the six months ended June 30, 2010, and the average yield on interest-earning assets decreased 15 basis points to 4.83% during the 2011 period from 4.98% during the 2010 period. The decrease in our average yield on interest-earning assets was due primarily to the general decline in market interest rates as well as low-yielding cash and cash equivalents.

The biggest component decrease in average interest-earning assets was in the other interest-earning assets category, consisting of interest-earning overnight funds and time deposits, which decreased $6.4 million, or 10.6% to $54.2 million for the six months ended June 30, 2011 from $60.6 million for the six months ended June 30, 2010. The average yield on this investment type decreased 40 basis points from 0.85% to 0.45%, resulting in a $135,000 decrease in interest income from other interest-earning assets to $122,000 for the six months ended June 30, 2011 from $257,000 for the six months ended June 30, 2010. Additionally, the average balance of securities held-to-maturity decreased $924,000, or 77.0%, to $324,000 for the June 30, 2011 period from $1.2 million for the June 30, 2010 period, and the average net loans decreased $874,000, or 0.4%, to $238.9 million for the six months ended June 30, 2011 from $239.8 million for the six months ended June 30, 2010.

Interest income on loans decreased $281,000, or 3.8%, to $7.0 million for the six months ended June 30, 2011 from $7.3 million for the six months ended June 30, 2010, as the average yield on loans decreased 22 basis points to 5.87% for the six months ended June 30, 2011 from 6.09% for the six months ended June 30, 2010 reflecting the lower market interest rate environment, and the average balance of loans decreased $857,000, or 0.4%, to $238.9 million for the six months ended June 30, 2011 from $239.8 million for the six months ended June 30, 2010.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $142,000, or 43.3%, to $186,000 for the six months ended June 30, 2011 from $328,000 for the six months ended June 30, 2010. This decrease was primarily attributable to a decrease in the average balance of other interest-earning assets, consisting of interest-earning overnight funds, and time deposits and a decrease in the weighted average yield paid on these interest-earning assets. The average balance as of June 30, 2010 of other interest-earning assets was $60.6 million, compared to the average balance for the six months ended June 30, 2011 of $54.2 million. This decrease of $6.4 million represents a decrease of 10.6%. The weighted average yield paid on these interest-earning assets decreased 35 basis points to 0.63% for the 2011 period from 0.98% for the 2010 period.

Interest Expense. Interest expense decreased $1.2 million, or 31.6%, to $2.6 million for the six months ended June 30, 2011 from $3.8 million for the six months ended June 30, 2010, as the average balance of interest-bearing liabilities decreased $23.9 million, or 9.0%, to $242.7 million for the six months ended June 30, 2011 from $266.6 million for the six months ended June 30, 2010. The average rate we paid on these liabilities decreased 69 basis points to 2.16% from 2.85%. The biggest component decrease was in interest expense on certificates of deposit which decreased $702,000, or 46.8%, to $786,000 for the six months ended June 30, 2011 from $1.5 million for the six months ended June 30, 2010. This resulted from a $23.1 million decrease in the average balance of certificates of deposits to $80.5 million for the six months ended June 30, 2011 from $103.6 million for the six months ended June 30, 2010. The yield on certificates of deposit decreased 92 basis points to 1.95% for the 2011 period from 2.87% for the 2010 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $16.3 million, or 22.0%, to $90.4 million for the six months ended June 30, 2011 from $74.1 million for the six months ended June 30, 2010. Correspondingly, the interest on core deposits increased $11,000 to $187,000 for the 2011 period from $176,000 for the 2010 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $479,000, or 22.8%, to $1.7 million for the six months ended June 30, 2011 from $2.1 million for the six months ended June 30, 2010, as our average balance of these borrowings decreased $17.1 million and the average rate paid decreased 19 basis points to 4.60% from 4.79%.

Net Interest Income. Net interest income increased $747,000, or 19.7%, to $4.6 million for the six months ended June 30, 2011 from $3.8 million for the six months ended June 30, 2010, as our net interest-earning assets increased to $55.4 million from $39.7 million, our net interest rate spread increased 54 basis points to 2.67% from 2.13% and our net interest margin increased 53 basis points to 2.96% from 2.43%. The increases in our net interest rate spread and net interest margin reflected the paying off of our maturing, higher interest rate FHLB advances and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2010 10-K, we recorded a provision for loan losses of $760,000 for the six months ended June 30, 2011 and a provision for loan losses of $3.5 million for the six months ended June 30, 2010. We have continued with additional provisions in 2011 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and declining collateral values. At June 30, 2011, non-performing loans totaled $14.6 million, or 6.0% of total loans, as compared to $10.7 million, or 4.5% of total loans, at June 30, 2010. The allowance for loan losses to total loans receivable remains at historically elevated levels of 4.0% at June 30, 2011 and December 31, 2010. The increase in non-performing loans was primarily due to one loan relationship of $5.6 million that was moved to non-performing stats as of June 30, 2011. The primary collateral for this relationship consists of residential and commercial development land. Each of the loans within this relationship has been classified as substandard since 2009; however, it had been a performing relationship until this quarter. After conducting the quarterly impairment analysis, the specific allowance attributable to this relationship was increased from $90,000 to $500,000 as of June 30, 2011.

The allowance for loan losses as a percentage of non-performing loans decreased to 69.2% at June 30, 2011 from 94.8% at June 30, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Noninterest Income. Noninterest income increased by $231,000, or 45.3%, to $741,000 for the six months ended June 30, 2011 from $510,000 for the six months ended June 30, 2010. The increase was primarily attributable to an increase in gross rental income on real estate owned of $92,000 due to increased volume on foreclosed rental properties, an increase in the net gain on the sale of real estate owned of $75,000, and a $31,000 gain on the sale of a fixed asset recognized in 2011.

Noninterest Expense. Noninterest expense decreased $2.9 million, or 42.6%, to $3.9 million for the six months ended June 30, 2011 from $6.8 million for the six months ended June 30, 2010, primarily attributable to a $3.0 million decrease in salaries and related expenses due to a $3.2 million charge we incurred in June 2010 in connection with the freezing and funding of our multi-employer defined benefit pension plan. We also had a decrease of $293,000 in other expenses resulting primarily from a $356,000 expense we incurred in connection with an external wire transfer fraud in 2010, offset by an increase in the 2011 period of $442,000 in real estate operations due to increased volume of legal and maintenance expenses on foreclosed rental properties.

Income Tax Expense (Benefit). We recorded a $234,000 income tax expense for the six months ended June 30, 2011 compared to a $(2.0 million) income tax benefit for the 2010 period, reflecting the income of $680,000 before income tax expense during the six months ended June 30, 2011 versus loss before income tax of $5.9 million for the six months ended June 30, 2010. Our effective tax expense rate was 34.4% for the six months ended June 30, 2011 compared to an effective tax benefit rate of (33.9)% for the six months ended June 30, 2010.

Asset Quality

Real estate owned totaled $2.0 million, or 0.7% of total assets, at June 30, 2011 as compared to $1.0 million, or 0.3% of total assets, at June 30, 2010. The largest relationship as of June 30, 2011 comprised $305,000, or 15.3% which decreased to $608,000 from March 31, 2011 due to property sales.

Non-performing assets totaled $16.6 million, or 5.4% of total assets, at June 30, 2011 as compared to $11.7 million, or 3.8% of total assets, at June 30, 2010. The largest substandard relationship as of June 30, 2011 has a total balance of $5.6 million with a specific allowance of $500,000. Of the $25.9 million loans rated substandard, approximately $10.8 million are performing.

At June 30, 2011, we had 18 loans, totaling $6.1 million, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, two loans totaling $875,000 were classified as substandard and four loans, totaling $590,000, were considered special mention. At June 30, 2011, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at June 30, 2011.

Hiring of Executive Vice President

In June 2011, we hired an Executive Vice President to oversee the commercial and retail business development and marketing teams. The position also includes responsibility for expanding customer banking relationships and improving our growth and profitability.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

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

WOLVERINE BANCORP, INC.

Date: August 12, 2011	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 12, 2011	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer