Form 10-Q
period 2011-09-30
Wolverine Bancorp, Inc.
filed 2011-11-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 333-169432

Wolverine Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-3939016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5710 Eastman Avenue, Midland, Michigan	48640
(Address of Principal Executive Offices)	Zip Code

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of November 14, 2011, was 2,507,500.

Wolverine Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$438	$386
Interest-earning demand deposits	13,204	48,550

Cash and cash equivalents	13,642	48,936
Interest-earning time deposits	30,346	14,931
Held to maturity securities	315	388
Loans held for sale	860	748
Loans, net of allowance for loan losses of $9,954 and $9,775	241,772	233,291
Premises and equipment, net	1,537	1,644
Federal Home Loan Bank stock	4,391	4,609
Other real estate owned	1,004	2,375
Accrued interest receivable	818	851
Other assets	5,365	6,433

Total assets	$300,050	$314,206

Liabilities and Retained Earnings

Liabilities
Deposits	$163,427	$174,692
Federal Home Loan Bank advances	69,843	76,795
Stock conversion related liabilities	—	19,108
Interest payable and other liabilities	2,201	1,667

Total liabilities	235,471	272,262

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Issued and outstanding – 2,507,500	$25	$—
Additional paid-in capital	23,765	—
Unearned employee stock ownership plan (ESOP)	(2,006)	—
Retained earnings	42,795	41,944

Total stockholders’ equity	64,579	41,944

Total liabilities and stockholders’ equity	$300,050	$314,206

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 2010		2011	2010
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$3,538	$3,681	$10,553	$10,977
Investment securities and other	80	113	266	441

Total interest and dividend income	3,618	3,794	10,819	11,418

Interest Expense
Deposits	436	802	1,409	2,466
Borrowings	805	1,024	2,455	3,153

Total interest expense	1,241	1,826	3,864	5,619

Net Interest Income	2,377	1,968	6,955	5,799

Provision for Loan Losses	325	500	1,085	3,980

Net Interest Income After Provision for Loan Losses	2,052	1,468	5,870	1,819

Noninterest Income
Service charges and fees	67	63	190	192
Net gain on loan sales	216	344	433	557
Gross income on other real estate owned	20	159	111	159
Loan fees earned	53	52	172	150
Net gain (loss) on sale of other real estate owned	(122)	—	(47)	—
Recovery of wire transfer fraud	165	—	165	—
Other	42	35	158	105

Total noninterest income	441	653	1,182	1,163

Noninterest Expense
Salaries and employee benefits	917	925	2,640	5,707
Net occupancy and equipment expense	201	166	570	539
Information technology expense	62	57	181	173
Federal deposit insurance corporation premiums	73	73	215	215
Professional and services fees	147	104	435	280
Other real estate owned expense	118	225	664	329
Loan legal expense	24	58	101	213
Loss on wire transfer fraud	—	—	—	356
Other	335	265	952	820

Total noninterest expense	1,877	1,873	5,758	8,632

Income Before Income Tax	616	248	1,294	(5,650)

Provision for Income Taxes	210	86	443	(1,915)

Net Income (loss)	$406	$162	$851	$(3,735)

Earnings Per Share:
Basic	$0.18	N/A	$0.34	N/A

Diluted	$0.18	N/A	$0.34	N/A

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating Activities
Net income (loss)	$851	$(3,735)
Items not requiring (providing) cash
Depreciation	161	181
Provision for loan losses	1,085	3,980
Writedowns of other real estate	378	—
Amortization of Federal Home Loan Bank advances	49	—
Deferred income taxes	121	—
Loss on other real estate owned	47	—
Loans originated for sale	(23,016)	(27,273)
Proceeds from loans sold	23,337	27,828
Gain on sale of loans, net	(433)	(557)
Gain on sale of premises or equipment	(31)	—
Changes in
Interest receivable and other assets	979	(2,015)
Interest payable and other liabilities	534	3,560

Net cash provided by operating activities	4,062	1,969

Investing Activities
Net change in interest-bearing deposits	(15,415)	(2,472)
Proceeds from calls, maturities and pay-downs of held to maturity securities	73	1,032
Net change in loans	(10,532)	138
Redemption of FHLB stock	219	—
Proceeds from sale of premises and equipment	64	—
Proceeds from sale of other real estate owned	1,911	359
Purchase of premises and equipment	(87)	(5)

Net cash used in investing activities	(23,767)	(948)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	61	17,982
Net change in certificates of deposit	(11,326)	(8,916)
Proceeds from stock conversion	2,676	—
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayment of Federal Home Loan Bank advances	(7,000)	(16,000)

Net cash provided by (used in) financing activities	(15,589)	3,066

Increase (Decrease) in Cash and Cash Equivalents	(35,294)	4,087

Cash and Cash Equivalents, Beginning of Period	48,936	23,324

Cash and Cash Equivalents, End of Period	$13,642	$27,411

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,901	$5,625
Income taxes paid	145	—
Loans transferred to other real estate owned	966	914

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2011	$—	$—	$—	$41,944	$41,944
Nine months ended September 30, 2011

Net income	—	—	—	851	851

Issuance of 2,507,500 shares of common stock, net of offering costs	25	23,765	(2,006)	—	21,784

Balances at September 30, 2011	$25	$23,765	$(2,006)	$42,795	$64,579

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of us as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Bank as of that date. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.

Note 2: Plan of Conversion and Change in Corporate Form

On January 19, 2011, the Bank converted to a stock savings bank structure and established the Company, as the parent holding company of the Bank. In connection with the conversion, 2,507,500 shares of the Company’s common stock were issued at $10.00 per share for total gross offering proceeds of $25.1 million. Expenses related to the offering were approximately $1.3 million. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, for a total of $2.0 million. The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank.

The common stock began trading on the NASDAQ Capital Market on January 20, 2011 under the symbol “WBKC”.

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the completion of the Bank’s mutual to stock conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. We may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. The initial liquidation account amount was $41.7 million.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3: Accounting Developments

In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. We adopted the methodologies prescribed by this ASU by the date required.

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
September 30, 2011
Municipals	$315	$—	$—	$315

December 31, 2010
Municipals	$388	$—	$—	$388

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	315	315
After ten years	—	—

Totals	$315	$315

There were no sales of securities during the three or nine months ended September 30, 2011 and 2010.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 5: Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2011	2010
Real Estate
One-to four-family	$73,555	$76,801
Home equity	13,582	12,252
Commercial mortgage loans
Commercial real estate	90,185	84,172
Multifamily	47,595	37,485
Land	14,597	16,071
Construction	16,732	13,126
Commercial Non-mortgage	7,193	10,434
Consumer	1,207	1,229

Total loans	264,646	251,570

Less
Net deferred loan fees, premiums and discounts	437	345
Undisbursed portion of loans	12,483	8,159
Allowance for loan losses	9,954	9,775

Net loans	$241,772	$233,291

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$10,138	$10,175	$9,775	$6,507
Provision charged to expense	325	500	1,085	3,980
Losses charged off, net of recoveries of $14 ,$48, $2, and $36 respectively	(509)	(15)	(906)	173

Balance, end of period	$9,954	$10,660	$9,954	$10,660

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2011 and December 31, 2010:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis

Allowance for loan losses:

Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775

Provision charged to expense	(23)	129	269	109	641	15	(53)	(2)	1,085

Losses charged off	(114)	(111)	(693)	—	—	—	—	(2)	(920)

Recoveries	2	—	5	—	1	—	—	6	14

Balance, end of period	$1,944	$331	$3,495	$1,874	$1,678	$382	$216	$34	$9,954

Ending Balance: individually evaluated for impairment	$181	$5	$1,525	$828	$1,329	$21	$—	$—	$3,889

Ending balance: collectively evaluated for impairment	$1,763	$326	$1,970	$1,046	$349	$361	$216	$34	$6,065

Loans:

Ending Balance	$73,555	$13,582	$90,185	$47,595	$14,597	$16,732	$7,193	$1,207	$264,646

Ending Balance: individually evaluated for impairment	$3,266	$446	$8,765	$9,998	$8,957	$264	$377	$—	$32,073

Ending Balance: collectively evaluated for impairment	$70,289	$13,136	$81,420	$37,597	$5,640	$16,468	$6,816	$1,207	$232,573

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Quarter to date analysis

Allowance for loan losses:

Balance, beginning of quarter	$1,971	$337	$3,608	$1,894	$1,685	$389	$220	$34	$10,138

Provision charged to expense	48	105	211	(20)	(7)	(7)	(4)	(2)	325

Losses charged off	(75)	(111)	(324)	—	—	—	—	—	(511)

Recoveries	—	—	—	—	—	—	—	2	2

Balance, end of period	$1,944	$331	$3,495	$1,874	$1,678	$382	$216	$34	$9,954

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$65,206	$68,831	$13,179	$11,982	$63,088	$56,335	$28,869	$20,017

Pass (Closely Monitored)	4,369	4,494	—	17	9,725	9,284	6,834	10,716

Special Mention	585	492	29	43	8,893	10,433	6,081	1,701

Substandard	3,395	2,984	374	210	8,479	8,120	5,811	5,051

Doubtful	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—

	$73,555	$76,801	$13,582	$12,252	$90,185	$84,172	$47,595	$37,485

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$3,398	$4,130	$16,238	$12,895	$6,537	$9,041	$1,201	$1,199	$197,716	$184,430

Pass (Closely Monitored)	861	2,902	230	—	172	1,203	6	30	22,197	28,646

Special Mention	1,608	1,105	—	—	107	190	—	—	17,303	13,964

Substandard	8,730	7,934	264	231	377	—	—	—	27,430	24,530

Doubtful	—	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—	—

	$14,597	$16,071	$16,732	$13,126	$7,193	$10,434	$1,207	$1,229	$264,646	$251,570

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of September 30, 2011 and December 31, 2010:

As of September 30, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing
1-4 Family	$—	$25	$—	$1,416	$1,441	$72,114	$73,555	$—

Home Equity	15	—	—	370	385	13,197	13,582	—

Commercial Real Estate	—	497	—	2,951	3,448	86,737	90,185	—

Multifamily	4,217	—	—	—	4,217	43,378	47,595	—

Land	—	—	—	8,819	8,819	5,778	14,597	—

Construction	—	—	—	92	92	16,640	16,732	—

Commercial Non-Mortgage	—	—	—	—	—	7,193	7,193	—

Consumer	6	—	—	—	6	1,201	1,207	—

Total	$4,238	$522	$—	$13,648	$18,408	$246,238	$264,646	$—

As of December 31, 2010:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing
1-4 Family	$129	$598	$—	$1,118	$1,845	$74,956	$76,801	$—

Home Equity	—	115	—	76	191	12,061	12,252	—

Commercial Real Estate	83	97	—	4,051	4,231	79,941	84,172	—

Multifamily	—	4,266	—		4,266	33,219	37,485	—

Land	54	—	—	2,069	2,123	13,948	16,071	—

Construction	—	—	—	92	92	13,034	13,126	—

Commercial Non-Mortgage	—	—	—	—	—	10,434	10,434	—

Consumer	—	—	—	—	—	1,229	1,229	—

Total	$266	$5,076	$—	$7,406	$12,748	$238,822	$251,570	$—

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended September 30, 2011:

As of September 30, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans w/o a specific valuation allowance
1-4 Family	$1,610	$1,610	$—	$1,609	$1,738	$24	$73
Home Equity	331	331	—	206	164	6	6
Commercial Real Estate	2,733	2,733	—	2,512	2,328	41	73
Multifamily	393	393	—	100	50	—	—
Land	—	—	—	41	90	—	—
Construction	172	172	—	58	49	—	—
Commercial Non-Mortgage	377	377	—	377	252	2	8
Consumer	—	—	—	—	—	—	—

Loans w/ a specific valuation allowance
1-4 Family	$1,656	$1,656	$181	$1,621	$1,300	$25	$65
Home Equity	115	115	5	115	91	1	14
Commercial Real Estate	6,032	6,032	1,525	5,797	5,907	90	281
Multifamily	9,605	9,605	828	9,716	9,417	154	392
Land	8,957	8,957	1,329	8,887	8,173	106	287
Construction	92	92	21	92	127	1	3
Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total
1-4 Family	$3,266	$3,266	$181	$3,230	$3,038	$49	$138
Home Equity	446	446	5	321	255	7	20
Commercial Real Estate	8,765	8,765	1,525	8,309	8,235	131	354
Multifamily	9,998	9,998	828	9,816	9,467	154	392
Land	8,957	8,957	1,329	8,928	8,263	106	287
Construction	264	264	21	150	176	1	3
Commercial Non-Mortgage	377	377	—	377	252	2	8
Consumer	—	—	—	—	—	—	—

Total	$32,073	$32,073	$3,889	$31,131	$29,686	$450	$1,202

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans w/o a specific valuation allowance
1-4 Family	$1,578	$1,578	$—
Home Equity	210	210	—
Commercial Real Estate	2,260	2,260	—
Multifamily	—	—	—
Land	282	282	—
Construction	139	139	—
Commercial Non-Mortgage	—	—	—
Consumer	—	—	—
Loans with a specific valuation allowance
1-4 Family	$1,220	$1,220	$108
Home Equity	—	—	—
Commercial Real Estate	6,815	6,815	1,798
Multifamily	9,048	9,048	819
Land	7,785	7,785	633
Construction	92	92	21
Commercial Non-Mortgage	—	—	—
Consumer	—	—	—
Total impaired loans
1-4 Family	$2,798	$2,798	$108
Home Equity	210	210	—
Commercial Real Estate	9,075	9,075	1,798
Multifamily	9,048	9,048	819
Land	8,067	8,067	633
Construction	231	231	21
Commercial Non-Mortgage	—	—	—
Consumer	—	—	—

Total	$29,429	$29,429	$3,379

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

Construction

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

Wolverine Bancorp, Inc.

Form 10-Q

(Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010, we had $102,512 and $89,406 of loans outstanding to lessors of rental properties including $68,001 and $61,377 of residential and $34,510 and $28,029 of nonresidential properties.

Interest of $1,202 and $624 was recognized on average impaired loans of $29,686 and $20,102 for the nine months September 30, 2011 and 2010, respectively. Cash collected on interest on impaired loans through September 30, 2011 and 2010 was $1,075 and $547, respectively.

Troubled Debt Restructuring (TDR)

We may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that we would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring. We may modify loans through rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

We identify loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

For one-to-four family residential and home equity lines of credit, a restructure often occurs with past due loans and may be offered as an alternative to foreclosure. There are other situations where borrowers, who are not past due, experience a sudden job loss, become over-extended with credit obligations, or other problems, have indicated that they will be unable to make the required monthly payment and request payment relief.

When considering a loan restructure, management will determine if: (i) the financial distress is short or long term; (ii) loan concessions are necessary; and (iii) the restructure is a viable solution.

When a loan is restructured, the new terms often require a reduced monthly debt service payment. No TDRs that were on non-accrual status at the time the concessions were granted have been returned to accrual status. For commercial loans, management completes an analysis of the operating entity’s ability to repay the debt. If the operating entity is capable of servicing the new debt service requirements and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan can be placed on accrual status after six months of performance with the new loan terms. To date, there have been no commercial loans restructured and immediately placed on accrual status after the execution of the TDR.

For retail loans, an analysis of the individual’s ability to service the new required payments is performed. If the borrower is capable of servicing the newly restructured debt and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan can be placed on accrual status after six months of performance to the new loan terms. The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status. Retail TDRs remain on nonaccrual status until sufficient payments have been made to bring the past due principal and interest current and/or after six months of performance to the new loan terms at which point the loan could be transferred to accrual status.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Effective July 1, 2011, we adopted the provisions of Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. As a result of adopting the provisions of ASU 2011-02, we reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs.

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
	(Dollars in thousands)
One-to four-family	—	$—	$—	2	$315	$315
Home equity	—	—	—	2	115	115
Commercial real estate	1	489	539	6	2,752	2,802
Land	—	—	—	3	309	309
Construction	—	—	—	1	90	90

Total loans	1	$489	$539	14	$3,581	$3,631

The following table sets forth our TDRs that had payment defaults during 2011. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring. Of the total, one loan totaling $97,000 was subsequently foreclosed and is included in the September 30, 2011 other real estate owned balance. This loan had a specific reserve of $84,000, making the amount transferred to other real estate owned $13,000.

		Default
	Count	Balance
	(Dollars in thousands)
One-to-four family residential	1	$97
Home equity	1	$25

Total loans	2	$122

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three and nine months ended September 30, 2011, management predominantly utilizes rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Other Real Estate Owned

The fair value of our other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans	$9,453	$—	$—	$9,453
Other real estate owned	$169	$—	$—	$169

December 31, 2010
Impaired loans	$20,988	$—	$—	$20,988

The $20,988 of fair value of impaired loans in 2010 was comprised of 33 loans. Of those 33 loans, 5 loans have a combined fair value of $15,218. The $9,453 of fair value of impaired loans in 2011 was comprised of 13 loans. Of those 13 loans, 2 loans have a combined fair value of $6,431.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$13,642	$13,642	$48,936	$48,936
Interest-earning time deposits	30,346	30,346	14,931	14,931
Held to maturity securities	315	315	388	388
Loans held for sale	860	867	748	754
Loans, net of allowance for loan losses	241,772	247,818	233,291	237,704
Federal Home Loan Bank stock	4,391	4,391	4,609	4,609
Interest receivable	818	818	851	851

Financial liabilities
Deposits	163,427	165,387	174,692	177,089
Federal Home Loan Bank advances	69,843	81,594	76,795	83,337
Stock conversion related liabilities	—	—	19,108	19,108
Interest payable	264	264	301	301

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

Note 7: Earnings Per Share

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Basic and diluted
Earnings:
Net Income (1)	$406	$792

Shares (1):
Weighted average common shares outstanding	2,507	2,507
Less: Average unallocated ESOP shares	(201)	(201)

Average shares	2,306	2,306

Net income per common share, basic and diluted (1)	$0.18	$0.34

(1) Calculated from January 20, 2011, the effective date of the conversion and stock offering to the period end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2011 and 2010 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets decreased $14.1 million, or 4.5%, to $300.1 million at September 30, 2011 from $314.2 million at December 31, 2010. The decrease was primarily the result of a decrease in cash and cash equivalents, partially offset by an increase in interest-earning time deposits and net loans.

Cash and cash equivalents decreased $35.3 million, or 72.2%, to $13.6 million at September 30, 2011 from $48.9 million at December 31, 2010, and interest-earning time deposits increased $15.4 million, or 103.4%, to $30.3 million at September 30, 2011 from $14.9 million at December 31, 2010. The net decrease in cash and cash equivalents was primarily the result of paying off maturing FHLB advances, funding new loan originations and maturing certificate of deposits from our deposit portfolio. The majority of these certificates were originated under our three-year guaranteed upward re-pricing certificate of deposit product with interest rates reflecting the higher market interest rate environment at the time that these deposits were originated.

Net loans increased $8.5 million, or 3.6%, to $241.8 million at September 30, 2011 from $233.3 million at December 31, 2010 as our multifamily loans increased $10.1 million, or 26.9%, to $47.6 million at September 30, 2011 from $37.5 million at December 31, 2010. Additionally, commercial real estate loans increased by $6.0 million, or 7.1%, to $90.2 million at September 30, 2011 from $84.2 million at December 31, 2010.

Securities held to maturity, consisting of one municipal security at September 30, 2011 and at December 31, 2010, decreased $73,000, or 18.8%, to $315,000 at June 30, 2011 from $388,000 at December 31, 2010 due to paydowns.

Other real estate owned decreased $1.4 million, or 58.3%, to $1.0 million at September 30, 2011 from $2.4 million at December 31, 2010. The decrease in other real estate owned resulted from write-downs of $328,000 and sales of $2.0 million offset by new foreclosures of $966,000, primarily composed of three commercial mortgage properties totaling $638,000. Of the $2.0 million in sales of other real estate owned, $1.1 million came from one relationship which was foreclosed on in late 2010.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $1.0 million, or 15.6%, to $5.4 million at September 30, 2011, from $6.4 million at December 31, 2010. The decrease was primarily attributable to recognition of $1.3 million of conversion related expenses previously held in an ‘other asset’ account.

Deposits decreased $11.3 million, or 6.5%, to $163.4 million at September 30, 2011 from $174.7 million at December 31, 2010. Certificates of deposit decreased $11.4 million, or 13.1%, to $75.7 million at September 30, 2011 from $87.1 million at December 31, 2010. Of the $11.4 million, $3.0 million was attributable to our three-year guaranteed upward re-pricing certificate of deposit product with interest rates reflecting the higher market interest rate environment at the time that those deposits were originated. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased slightly by $100,000, or 0.1%, to $87.7 million at September 30, 2011 from $87.6 million at December 31, 2010. The slight increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts for new customers.

Federal Home Loan Bank advances decreased $7.0 million to $69.8 million at September 30, 2011 from $76.8 million at December 31, 2010 as a result of paying off maturing advances.

Total stockholders’ equity increased $22.7 million, or 54.2%, to $64.6 million at September 30, 2011 from $41.9 million at December 31, 2010. The increase resulted from our initial public offering net proceeds of $21.8 million which closed on January 19, 2011, and net income of $851,000 during the nine months ended September 30, 2011. The gross proceeds were $25.1 million which were netted against an unearned ESOP of $2.0 million and offering expenses of $1.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. We recorded net income of $406,000 for the three months ended September 30, 2011 compared to net income of $162,000 for the three months ended September 30, 2010. Net interest income increased $409,000 to $2.4 million for the three months ended September 30, 2011 from $2.0 million for the three months ended September 30, 2010, and other noninterest income decreased $213,000 to $440,000 for the three months ended September 30, 2011 from $653,000 for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $176,000, or 4.6%, to $3.6 million for the three months ended September 30, 2011 from $3.8 million for the three months ended September 30, 2010, as the average balance of interest-earning assets decreased $5.5 million to $290.7 million for the three months ended September 30, 2011 from $304.3 million for the three months ended September 30, 2010, and the average yield on interest-earning assets decreased 14 basis points to 4.98% during the 2011 period from 4.99% during the 2010 period. The decrease in our average yield on interest-earning assets was due primarily to the general decline in market interest rates as well as low-yielding cash and cash equivalents.

The biggest component of the decrease in average interest-earning assets was in the other interest-earning assets category, consisting of interest-earning overnight funds and time deposits, which decreased $11.2 million, or 20.9%, to $42.3 million for the three months ended September 30, 2011 from $53.5 million for the three months ended September 30, 2010. The average yield on this investment type decreased 27 basis points from 0.73% to 0.46%, resulting in a $49,000 decrease in interest income from other interest-earning assets to $49,000 for the three months ended September 30, 2011 from $98,000 for the three months ended September 30, 2010.

Average net loans increased $6.0 million, or 2.5%, to $243.6 million for the three months ended September 30, 2011 from $237.6 million for the three months ended September 30, 2010. However, interest income on loans decreased $142,000, or 3.9%, to $3.5 million for the three months ended September 30, 2011 from $3.6 million for the three months ended September 30, 2010, as the average yield on loans decreased 39 basis points to 5.81% for the three months ended September 30, 2011 from 6.20% for the three months ended September 30, 2010 reflecting the lower market interest rate environment.

Interest Expense. Interest expense decreased $585,000, or 32.5%, to $1.2 million for the three months ended September 30, 2011 from $1.8 million for the three months ended September 30, 2010, as the average balance of interest-bearing liabilities decreased $25.0 million, or 9.7%, to $233.6 million for the three months ended September 30, 2011 from $258.6 million for the three months ended September 30, 2010, and the average rate we paid on these liabilities decreased 70 basis points to 2.13% from 2.83%. The biggest component of the decrease was interest expense on certificates of deposit which decreased $357,000, or 50.3%, to $353,000 for the three months ended September 30, 2011 from $710,000 for the three months ended September 30, 2010. This resulted from a $21.0 million decrease in the average balance of certificates of deposits to $76.0 million for the three months ended September 30, 2011 from $97.0 million for the three months ended September 30, 2010. The decrease in the balance of certificates of deposits was primarily due to the decrease in interest rates in concert with management’s concentration of shifting funds from our certificates of deposit, into our lower yielding checking and money market accounts. The yield on certificates of deposit decreased 107 basis points to 1.86% for the 2011 period from 2.93% for the 2010 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $10.0 million, or 13.0%, to $87.0 million for the three months ended September 30, 2011 from $77.0 million for the three months ended September 30, 2010. However, the interest on core deposits decreased $9,000 to $83,000 for the 2011 period from $92,000 for the 2010 period. The yield on our core deposits for the three months ended September 30, 2011 decreased 10 basis points, or 20.8%, to 0.38% from 0.48% for the three months ended September 30, 2010.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $219,000, or 22.0%, to $805,000 for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010, as our average balance of these borrowings decreased $13.9 million and the average rate paid decreased 29 basis points to 4.57% from 4.85%. The decrease in the average balance of borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due. In the third quarter of 2011, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ ‘blend and extend’ program, costing 3.78% with a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months.

Net Interest Income. Net interest income increased $409,000, or 20.5%, to $2.4 million for the three months ended September 30, 2011 from $2.0 million for the three months ended September 30, 2010, as our average net interest-earning assets increased to $57.1 million from $37.7 million, our net interest rate spread increased 55 basis points to 2.85% from 2.30% and our net interest margin increased 60 basis points to 3.17% from 2.57%. The increases in our net interest rate spread and net interest margin reflected the paying off of our maturing, higher interest rate FHLB advances and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, and an increase in our average net loans.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2010 10-K, we recorded a provision for loan losses of $325,000 for the three months ended September 30, 2011 and a provision for loan losses of $500,000 for the three months ended September 30, 2010. We have continued with additional provisions in 2011 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and declining collateral values. At September 30, 2011, non-performing loans totaled $15.3 million, or 6.3% of total loans, as compared to $10.3 million, or 3.3% of total loans, at December 31, 2010. The allowance for loan losses to total loans receivable decreased to 3.9% at September 30, 2011 from 4.0% at December 31, 2010.

The increase in non-performing loans was primarily due to one loan relationship of $5.6 million that was moved to non-performing status as of June 30, 2011. Each of the loans within this relationship has been classified as substandard since 2009.

The allowance for loan losses as a percentage of non-performing loans decreased to 65.1% at September 30, 2011 from 97.8% at September 30, 2010, while our non-performing loans increased by $4.4 million from September 30, 2010 to September 30, 2011 primarily due to one relationship which moved to non-performing status, but is adequately collateralized. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

Of the $5.6 million loan relationship that was moved to non-performing status as of June 30, 2011, approximately 50% is collateralized by developed commercial land and approximately 50% is collateralized by developed residential single-family lots and three single-family homes built on speculation. The entire relationship is cross collateralized and all of these properties are located within Michigan. It has been rated substandard for two years and has been specifically reviewed for impairment for that entire period. Therefore, we believe that our allowance for loan loss is adequate as of September 30, 2011.

All loans rated substandard are reviewed for impairment at least quarterly. The specific allowance for this relationship was increased from $90,000 to $500,000 as of June 30, 2011. We have maintained regular communications with the borrower regarding monthly payments and financial performance, with the goal of reaching a mutually beneficial workout strategy. Overall, management continues to focus on resolving nonperforming assets and improving asset quality. In addition to our collections department personnel, in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased by $212,000, or 32.5%, to $441,000 for the three months ended September 30, 2011 from $653,000 for the three months ended September 30, 2010. The decrease was primarily attributable to a decrease in gross rental income on other real estate owned of $139,000 due to decreased number of foreclosed rental properties and a decrease of $128,000 in gain on sale of mortgage loans. We incurred a net loss of $122,000 on the sale of other real estate owned for the three months ended September 30, 2011 compared to $0 the corresponding period. These were partially offset by the $165,000 we received in full settlement of an insurance claim made under our financial institution bond. This settlement relates to an expense we incurred in connection with an external wire transfer in June 2010. This external wire transfer was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 and the settlement was disclosed in our Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 11, 2011.

Noninterest Expense. Noninterest expense remained unchanged at $1.9 million for the three months ended September 30, 2011. We had a $107,000 decrease in other real estate owned expenses as we had a decrease in maintenance and legal expenses of foreclosed properties. However, there was an increase of $50,000 in writedowns of other real estate owned properties for the 2011 period compared to the 2010 period. Also, there was a decrease of $34,000, or 58.6%, in loan legal expenses to $24,000 at September 30, 2011 from $58,000 at September 30, 2010.

These were offset by an increase in other expenses of $70,000, or 26.4%, to $335,000 for the three months ended September 30, 2011 from $265,000 for the three months ended September 30, 2010 due primarily to increased marketing expenses and organization dues. There was also an increase in professional and service fees of $43,000 for the 2011 period from the 2010 period, primarily due to an increase in general legal expense. In addition, there was an increase of $35,000, or 21.1%, in office occupancy expense as of September 30, 2011 to $201,000 compared to $166,000 for the 2010 period due to increased computer software related expenses.

Income Tax Expense. We recorded $210,000 of income tax expense for the three months ended September 30, 2011 compared to $86,000 of income tax expense for the 2010 period. The income tax expense was a result of increased income before tax expense of $616,000 during the three months ended September 30, 2011 as compared to $248,000 for the three months ended September 30, 2010. Our effective tax expense rate was 34.1% for the three months ended September 30, 2011 compared to an effective tax expense rate of 34.5% for the three months ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. We recorded net income of $851,000 for the nine months ended September 30, 2011 compared to net loss of $3.7 million for the nine months ended September 30, 2010. Net interest income increased $1.2 million to $7.0 million for the nine months ended September 30, 2011 from $5.8 million for the nine months ended September 30, 2010, and other noninterest expenses decreased $2.9 million to $5.7 million for the nine months ended September 30, 2011 from $8.6 million for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $599,000, or 5.3%, to $10.8 million for the nine months ended September 30, 2011 from $11.4 million for the nine months ended September 30, 2010, as the average balance of interest-earning assets decreased $7.4 million to $295.6 million for the nine months ended September 30, 2011 from $303.0 million for the nine months ended September 30, 2010, and the average yield on interest-earning assets decreased 14 basis points to 4.88% during the 2011 period from 5.02% during the 2010 period. The decrease in our average yield on interest-earning assets was due primarily to the general decline in market interest rates as well as low-yielding cash and cash equivalents.

The biggest component of the decrease in average interest-earning assets was in the other interest-earning assets category, consisting of interest-earning overnight funds and time deposits, which decreased $8.0 million, or 13.7% to $50.3 million for the nine months ended September 30, 2011 from $58.3 million for the nine months ended September 30, 2010. The average yield on this investment type decreased 36 basis points from 0.81% to 0.45%, resulting in a $184,000 decrease in interest income from other interest-earning assets to $171,000 for the nine months ended September 30, 2011 from $355,000 for the nine months ended September 30, 2010. Additionally, the average balance of securities held-to-maturity decreased $640,000, or 66.6%, to $321,000 for the September 30, 2011 period from $961,000 for the September 30, 2010 period.

This was offset by an increase in average net loans of $1.5 million, or 0.6%, to $240.5 million for the nine months ended September 30, 2011 from $239.0 million for the nine months ended September 30, 2010. However, interest income on loans decreased $424,000, or 3.8%, to $10.6 million for the nine months ended September 30, 2011 from $11.0 million for the nine months ended September 30, 2010, as the average yield on loans decreased 27 basis points to 5.85% for the nine months ended September 30, 2011 from 6.12% for the nine months ended September 30, 2010 reflecting the lower market interest rate environment.

Interest Expense. Interest expense decreased $1.8 million, or 32.1%, to $3.8 million for the nine months ended September 30, 2011 from $5.6 million for the nine months ended September 30, 2010, as the average balance of interest-bearing liabilities decreased $24.3 million, or 9.2%, to $239.6 million for the nine months ended September 30, 2011 from $263.9 million for the nine months ended September 30, 2010. The average rate we paid on these liabilities decreased 69 basis points to 2.15% from 2.84%. The biggest component decrease was in interest expense on certificates of deposit which decreased $1.1 million, or 50.0%, to $1.1 million for the nine months ended September 30, 2011 from $2.2 million for the nine months ended September 30, 2010. This resulted from a $22.4 million decrease in the average balance of certificates of deposits to $79.0 million for the nine months ended September 30, 2011 from $101.4 million for the nine months ended September 30, 2010. The decrease in the balance of certificates of deposits was primarily due to the decrease in interest rates in concert with management’s concentration of shifting funds from our certificates of deposit, into our lower yielding checking and money market accounts. The yield on certificates of deposit decreased 97 basis points to 1.92% for the 2011 period from 2.89% for the 2010 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $14.2 million, or 18.9%, to $89.3 million for the nine months ended September 30, 2011 from $75.1 million for the nine months ended September 30, 2010. Correspondingly, the interest on core deposits increased $2,000 to $270,000 for the 2011 period from $268,000 for the 2010 period. The yield on our core deposits for the nine months ended September 30, 2011 decreased 8 basis points, or 16.7%, to 0.40% from 0.48% for the nine months ended September 30, 2010.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $698,000, or 22.5%, to $2.4 million for the nine months ended September 30, 2011 from $3.1 million for the nine months ended September 30, 2010, as our average balance of these borrowings decreased $16.0 million and the average rate paid decreased 22 basis points to 4.59% from 4.81%. The decrease in the average balance of borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due. In the third quarter of 2011, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ ‘blend and extend’ program, costing 3.78% with a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months.

Net Interest Income. Net interest income increased $1.2 million, or 20.7%, to $7.0 million for the nine months ended September 30, 2011 from $5.8 million for the nine months ended September 30, 2010, as our net interest-earning assets increased to $55.9 million from $39.1 million, our net interest rate spread increased 54 basis points to 2.73% from 2.19% and our net interest margin increased 56 basis points to 3.03% from 2.47%. The increases in our net interest rate spread and net interest margin reflected the paying off of our maturing, higher interest rate FHLB advances and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, and an increase in our average net loans.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2010 10-K, we recorded a provision for loan losses of $1.1 million for the nine months ended September 30, 2011 and a provision for loan losses of $4.0 million for the nine months ended September 30, 2010. We have continued with additional provisions in 2011 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and declining collateral values. At September 30, 2011, non-performing loans totaled $15.3 million, or 6.3% of total loans, as compared to $10.3 million, or 3.3% of total loans, at December 31, 2010. The allowance for loan losses to total loans receivable decreased to 3.9% at September 30, 2011 from 4.0% at December 31, 2010.

The increase in non-performing loans was primarily due to one loan relationship of $5.6 million that was moved to non-performing as of June 30, 2011. The primary collateral for this relationship consists of residential and commercial development land. Each of the loans within this relationship has been classified as substandard since 2009. The specific allowance attributable to this relationship was increased from $90,000 to $500,000 as of June 30, 2011.

The allowance for loan losses as a percentage of non-performing loans decreased to 65.1% at September 30, 2011 from 97.8% at September 30, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

Noninterest Income. Noninterest income increased by $19,000, or 1.6%, to $1.2 million for the nine months ended September 30, 2011. The increase was primarily attributable to a $165,000 settlement of an insurance claim made under our financial institution bond. This settlement relates to an expense we incurred in connection with an external wire transfer in June 2010. This is in addition to a $31,000 gain on the sale of a fixed asset recognized in 2011, compared to $0 for 2010. These gains were offset by a decrease of $125,000 in the gain on sale of mortgage loans and a decrease of $48,000 in gross rental income on other real estate owned due to a decreased number of foreclosed rental properties in 2011.

Noninterest Expense. Noninterest expense decreased $2.9 million, or 33.7%, to $5.7 million for the nine months ended September 30, 2011 from $8.6 million for the nine months ended September 30, 2010, primarily attributable to a $3.1 million decrease in salaries and related expenses due to a $3.2 million charge we incurred in June 2010 in connection with the freezing and funding of our multi-employer defined benefit pension plan. We also had a decrease of $356,000 resulting from an expense we incurred in connection with an external wire transfer fraud in 2010. These were partially offset by an increase of $335,000 in other real estate owned expenses for the nine months ended September 30, 2011 due to increased volume of legal and maintenance expenses on other real estate owned properties and a $50,000 write down for the nine months ended September 30, 2011.

Income Tax Expense (Benefit). We recorded a $443,000 income tax expense for the nine months ended September 30, 2011 compared to a $(1.9 million) income tax benefit for the 2010 period. The income tax expense was a result of income before tax expense of $1.3 million during the nine months ended September 30, 2011 as compared to a loss of $5.7 million for the nine months ended September 30, 2010. Our effective tax expense rate was 34.2% for the nine months ended September 30, 2011 compared to an effective tax benefit rate of (33.9)% for the nine months ended September 30, 2010.

Asset Quality

Other real estate owned totaled $1.0 million, or 0.3% of total assets, at September 30, 2011 as compared to $1.0 million, or 0.3% of total assets, at September 30, 2010. The largest relationship as of September 30, 2011 was $215,000, or 19.5%, which consisted of two single family homes. The largest relationship as of June 30, 2011 decreased from $305,000 to $108,000, as of September 30, 2011, due to property sales.

Non-performing assets totaled $15.3 million, or 5.4% of total assets, at September 30, 2011 as compared to $11.9 million, or 3.9% of total assets, at September 30, 2010. The largest substandard relationship as of September 30, 2011 has a total balance of $5.7 million with a specific allowance of $500,000. Of the $28.1 million loans rated substandard, approximately $13.7 million are performing.

At September 30, 2011, we had 11 loans, totaling $2.5 million, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, two loans totaling $873,000 were classified as substandard and two loans, totaling $248,000, were considered special mention. At September 30, 2011, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at September 30, 2011.

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

During the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE BANCORP, INC.

Date: November 14, 2011	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: November 14, 2011	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer