Form 10-K
period 2011-12-31
Wolverine Bancorp, Inc.
filed 2012-03-30
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the Nasdaq Stock Market, was approximately $36.9 million.

As of March 30, 2012, there were 2,507,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

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

In this Annual Report, the terms “we,” “our,” and “us” refer to Wolverine Bancorp, Inc. and Wolverine Bank, unless the context indicates another meaning.

BUSINESS OF WOLVERINE BANK

General

Wolverine Bank (Bank), a wholly owned subsidiary of Wolverine Bancorp, Inc. (Company), is a federally chartered savings bank headquartered in Midland, Michigan. Wolverine Bank was originally chartered in 1933. At December 31, 2011, we had $293.7 million of total assets, $161.4 million of deposits and $65.0 million of total stockholder’s equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and to a lesser extent throughout all of Michigan through our three banking offices located in Midland, Michigan, which is the County Seat of Midland County, and our banking office and loan center located in Frankenmuth and Saginaw, Michigan, respectively, which are located in neighboring Saginaw County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one- to four-family residential mortgage loans and home equity loans and lines of credit and to a lesser extent, construction loans, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2011, $154.3 million, or 58.3%, of our total loan portfolio was comprised of commercial real estate loans including multi-family mortgage loans and land loans, and $68.3 million, or 25.8%, of our total loan portfolio was comprised of one- to four-family residential mortgage loans. We may invest in securities, including U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

We offer a variety of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and consumer checking accounts and retirement accounts, including health savings accounts.

We offer extended hours at our branch offices, and we are dedicated to offering alternative banking delivery systems utilizing state-of-the-art technology, including ATMs, online banking, remote deposit capture, telephone banking, and mobile banking delivery systems.

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. Consistent with prudent interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold into the secondary market substantially all of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2011 we originated for sale and sold $37.2 million of fixed-rate one- to four-family residential mortgage loans, including refinances, into the secondary market in order to generate fee income and consistent with our interest rate risk strategy.

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

Midland County has a total population of approximately 84,000 and Saginaw County has a total population of approximately 200,000. Our primary market area has experienced limited or negative population growth from 2000 to 2011. Specifically, Midland County’s population remained nearly unchanged over the 2000 to 2011 period, while Saginaw County’s population shrank at a 0.4% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2015. Household growth trends coincide with the population growth trends as growth also has been modest over the 2000 to 2011 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next four year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2011.

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

According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2011, Unemployment rates in Midland County, the Bay City Metropolitan Statistical Area (“MSA”) and the Saginaw MSA were 7.0%, 8.4% and 8.6%, respectively. The unemployment rate at December 31, 2011 for the State of Michigan was 9.0% and the national average is 8.3%. While there has been some improvement in the unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

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

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 66% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1.1 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, and specifically the Michigan counties of Midland and Saginaw. As of June 30, 2011, the latest date for which FDIC data are available, we ranked second of nine bank and thrift institutions with offices in Midland County with a 13.1% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 6.1% of the total federally insured deposits in Midland County. We are the only savings institution located in Midland County and we had nominal net deposit growth of 0.6% annually over the 2007 to 2011 period. We ranked 13th of 16 bank and thrift institutions with offices in Saginaw County with a 1.2% market share. When including credit unions, our market share dropped to 0.6% of the federally insured deposits within Saginaw County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$68,287	25.8%	$76,801	30.5%	$85,163	33.7%	$109,179	39.9%	$110,516	41.8%
Home equity	13,572	5.1	12,252	4.9	11,775	4.7	13,704	5.0	15,513	5.9
Commercial mortgage loans:
Commercial real estate (1) (2)	89,463	33.8	84,172	33.5	85,497	33.7	83,816	30.6	117,441	44.5
Multifamily	51,411	19.4	37,485	14.9	33,713	13.3	25,463	9.3	—	—
Land	13,445	5.1	16,071	6.4	17,404	6.9	17,444	6.4	—	—
Construction (3):
Residential	4,897	1.8	3,543	1.4	2,534	1.0	6,524	2.4	12,697	4.8
Residential non-owner occupied	5,218	2.0	1,760	0.7	3,631	1.4	7,699	2.8	—	—
Non-residential	9,589	3.6	7,823	3.1	1,386	0.5	185	0.1	—	—

Total mortgage loans	255,882	96.6	239,907	95.4	241,103	95.3	264,014	96.5	256,167	97.0
Commercial non-mortgage	7,675	2.9	10,434	4.1	10,521	4.2	8,069	2.9	6,874	2.6
Other consumer	1,247	0.5	1,229	0.5	1,326	0.5	1,688	0.6	1,165	0.4

Total loans	264,804	100.0%	251,570	100.0%	252,950	100.0%	273,771	100.0%	264,206	100.0%

Other items:
Unearned fees and discounts, net	440		345		351		431		465
Undisbursed loan funds	11,198		8,159		1,724		3,538		4,752
Allowance for loan losses	9,503		9,775		6,507		3,379		3,017

Total loans, net	$243,663		$233,291		$244,368		$266,423		$255,972

(1)	For the year ended December 31, 2007 information for commercial real estate mortgage loans includes multifamily loans and land loans.
(2)	Includes $24.9 million and $27.1 million of non-owner occupied one- to four-family rental properties at December 31, 2009 and 2008, respectively.
(3)	For the year ended December 31, 2007 information for construction loans includes residential non-owner occupied loans and non-residential loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four-family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$4,953	6.11%	$5,177	4.72%	$13,165	5.78%	$12,000	4.88%	$17,057	5.89%
2013	5,315	5.93	2,510	4.86	12,142	5.17	1,092	6.58	19,414	5.32
2014	5,537	5.47	1,504	4.73	2,235	6.14	170	5.68	11,722	5.83
2015 to 2016	9,839	5.27	2,424	5.34	19,058	5.91	166	5.86	28,285	5.72
2017 to 2021	10,605	5.61	1,957	4.63	4,811	6.78	17	6.13	12,889	5.77
2022 to 2026	1,948	5.29	0	0	0	0	0	0	0	0
2027 and beyond	30,090	5.27	0	0	0	0	0	0	96	6.00

Total	$68,287	5.45%	$13,572	4.84%	$51,411	5.79%	$13,445	5.04%	$89,463	5.69%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction- Non Residential		Commercial Non-Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$231	4.45%	$506	4.46%	$0	0.00%	$5,939	5.48%	$511	3.12%	$59,539	5.50%
2013	0	0	0	0	44	6.75	173	5.80	161	6.10	40,851	5.37
2014	0	0	0	0	0	0	27	5.04	478	5.43	21,673	5.68
2015 to 2016	0	0	4,386	5.06	0	0	1,536	5.90	67	4.20	65,761	5.65
2017 to 2021	239	5.25	0	0	532	5.75	0	0	30	6.88	31,080	5.79
2022 to 2026	0	0	0	0	5,065	4.50	0	0	0	0	7,013	4.72
2027 and beyond	4,427	5.07	326	4.45	3,948	4.45	0	0	0	0	38,887	5.16

Total	$4,897	5.05%	$5,218	4.98%	$9,589	4.56%	$7,675	5.57%	$1,247	4.54%	$264,804	5.50%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$54,827	$8,507	$63,334
Home equity	8,395	0	8,395
Commercial mortgage loans:
Commercial real estate	59,801	12,605	72,406
Multifamily	30,863	7,383	38,246
Land	1,445	0	1,445
Construction	3,618	15,349	18,967

Total mortgage loans	158,949	43,844	202,793
Commercial non-mortgage	1,197	539	1,736
Other consumer	736	0	736

Total loans	$160,882	$44,383	$205,265

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2011, $89.5 million, or 33.8% of our loan portfolio, consisted of commercial real estate loans, $51.4 million, or 19.4% of our loan portfolio, consisted of multifamily loans, and $13.4 million, or 5.1% of our total loan portfolio, consisted of land loans. Of the $154.3 million of commercial real estate loans, $24.1 million were secured by non-owner occupied one- to four-family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2011, our commercial real estate, multifamily and land loans had an average loan balance of approximately $321,000. At December 31, 2011, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2011 we had one commercial real estate loan outside of Michigan which was collateralized by land in Colorado with a loan balance of $764,000 and was performing in accordance with its terms.

Our commercial real estate, multifamily and land loans are generally written for terms of up to five years with a balloon payment at the end of the fifth year, with a 15 year amortization schedule. Our Small Business Administration (SBA) loans, and on a limited basis other commercial real estate loans, are originated with terms of up to 10 years. On occasion, we may make these types of loans with amortization terms of up to 25 years. The majority of our commercial real estate, multifamily and land loans have fixed interest rates. The rates on our adjustable-rate commercial real estate and multifamily loans are generally tied to the prime interest rate as reported in The Wall Street Journal. Many of our adjustable-rate commercial real estate loans are not fully amortizing and, therefore, require a “balloon” payment at maturity. Historically, our commercial real estate, multifamily and land loans have not been subject to prepayment penalties. A portion of our commercial real estate and multifamily loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

In underwriting commercial real estate and multifamily loans, we generally lend up to 70% of the property’s appraised value and up to 65% of the property’s appraised value if the property is unimproved land. On occasion, we may lend up to 80% of the appraised value on these types of loans. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are typically obtained from commercial borrowers. We generally require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

At December 31, 2011, our largest commercial real estate loan had an outstanding balance of $4.2 million, was secured by commercial/industrial properties and condominiums, and was performing.

One- to Four-Family Residential Mortgage Loans. At December 31, 2011, $68.3 million, or 25.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one- to four-family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2011, fixed-rate one- to four-family residential mortgage loans totaled $59.8 million, of which $22.2 million contained 5-year balloon payment terms, and adjustable-rate one- to four-family residential mortgage loans totaled $8.5 million.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae or Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2011, we had 17 one- to four-family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $97,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2011, our largest one- to four-family residential mortgage loan had an outstanding balance of $1.4 million and was performing in accordance with its terms.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold substantially all of our fixed-rate one- to four-family residential mortgage loans that do not contain balloon payment terms as these loans have all had terms of 15 years or greater. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a very small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

We generally require title insurance on all of our one- to four-family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We also require flood insurance, as applicable. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial properties, including multifamily properties. At December 31, 2011, $19.7 million, or 7.4%, of our total loan portfolio, consisted of construction loans, $10.1 million of which were secured by one- to four-family residential real estate and $9.6 million of which were secured by commercial real estate.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2011, our largest construction loan had a principal balance of $5.1 million and was secured by a hotel. This loan was performing in accordance with its terms at December 31, 2011.

Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one- to four-family residential property. At December 31, 2011, the additional unadvanced portion of these construction loans totaled $10.9 million.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to five years and a balloon payment and a 15-year amortization schedule. Home equity lines of credit generally are originated with variable rates tied to the prime interest rate, with an established floor and monthly payments of 2.0% of the outstanding balance.

At December 31, 2011 we had $13.6 million, or 5.1% of our total loan portfolio in home equity loans and $1.8 million of home equity lines of credit and $2.0 million of undisbursed funds related to home equity lines of credit.

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

At December 31, 2011, we had $7.7 million of commercial non-mortgage loans outstanding, representing 2.9% of our total loan portfolio.

When making commercial non-mortgage loans, we consider the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

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

At December 31, 2011, our largest commercial non-mortgage loan outstanding was for $4.3 million and was secured by stock and other collateral. At December 31, 2011, this loan was performing in accordance with its terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2011, our consumer loan portfolio totaled $1.2 million, or 0.5% of our total loan portfolio.

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

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties throughout Michigan. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2011, our loan participations totaled $6.7 million, or 2.5% of our loan portfolio, all of which were outside our primary market area. We have not sold participations in loans to other banks.

The following table shows the loan origination, purchases, sale and repayment activities of Wolverine Bank, for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Originations by type:
Mortgage loans:
Residential	$45,457	$57,962	$74,798
Commercial	68,267	62,190	49,416
Construction	26,538	18,701	11,125
Home equity	10,335	7,432	6,585
Commercial non-mortgage	1,648	3,624	6,238
Other consumer	225	345	1,597

Total loans originated	152,470	150,254	149,759

Purchases:
Mortgage loans:
Residential	—	1,000	—
Commercial Real Estate	—	1,492	—
Commercial non-mortgage	—	—	2,050

Total loans purchased	—	2,492	2,050

Sales and repayments:
Mortgage loans:
Residential	(53,971)	(67,324)	(98,597)
Commercial	(51,676)	(62,568)	(39,525)
Construction	(19,960)	(13,126)	(17,982)
Home equity	(9,015)	(6,956)	(8,514)
Commercial non-mortgage	(4,407)	(3,711)	(5,836)
Other consumer	(207)	(442)	(1,960)

Total sales and repayments	(139,236)	(154,127)	(172,414)

Total loans sold	(37,292)	(49,163)	(66,210)

Principal repayments	(101,944)	(104,965)	(106,204)

Total reductions	(139,236)	(154,128)	(172,414)

Increase (decrease) in other items, net	(2,862)	(9,695)	(1,234)

Net increase (decrease)	$10,372	$(11,077)	$(21,839)

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

Wolverine Bank’s policies and loan approval limits are established by our Board of Directors. Our Manager of Commercial Underwriting may approve secured commercial loans up to $500,000 and unsecured loans up to $50,000. Similarly, our Manager of Consumer Underwriting has authority to approve secured consumer loans up to $350,000, saleable secured residential loans up to the secondary market limit (currently $417,000) and unsecured loans up to $50,000. The President and CEO may approve secured loans up to $1.0 million and unsecured loans up to $500,000. The President and CEO in combination with a Manager of Underwriting may approve secured loans up to $1,500,000 or unsecured loans up to $750,000, and these limits are increased to $2,000,000 (consumer or residential loans), $2,500,000 (commercial loans) and $1,000,000 (unsecured loans) with the addition of a second Manager of Underwriting. Two or more board members may approve loans up to $3,500,000. All loans in excess of $3,500,000 must be approved by the Board of Directors. There are higher limits for each lending authority described above for renewals or extensions.

We generally require appraisals by a rotating list of independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the Board of Directors annually.

Non-performing and Problem Assets

For all of our loans, once a loan is 15 days delinquent, a computer generated past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90 days delinquent, if no work-out efforts have been pursued, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due, or 30 days or more past due if the loan is less than 1 year old, is provided monthly to our Board of Directors.

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

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$922	$1,118	$426	$—	$77
Home equity	165	76	—	—	—
Commercial mortgage loans: (1)
Commercial real estate	3,652	4,051	4,029	1,337	1,498
Multifamily	—	—	—	—	—
Land	7,833	2,069	2,602	1,978	—
Construction	2	92	183	358	190
Commercial non-mortgage	375	—	—	—	—
Other consumer	—	—	—	—	—

Total non-accrual loans (2)	12,949	7,406	7,240	3,673	1,765

Troubled debt restructurings:
One-to four-family	648	467	224	—	—
Commercial real estate	959	97	302	—	—

	1,607	564	526	—	—

Total non-performing loans	14,556	7,970	7,766	3,673	1,765

Real estate owned:
Residential mortgage loans:
One-to four-family	616	256	256	149	570
Commercial mortgage loans:
Commercial real estate	524	1,805	334	562	255
Land	225	307	—	140	—
Construction	—	—	—	—	325
Home Equity	—	7	—	—	—

Total real estate owned	1,365	2,375	590	851	1,150

Total non-performing assets	$15,921	$10,345	$8,356	$4,524	$2,915

Ratios:
Non-performing loans to total loans	5.8%	3.3%	3.1%	1.4%	0.7%
Non-performing assets to total assets	5.4%	3.3%	2.7%	1.4%	0.9%

(1)	For the year ended December 31, 2007, information for commercial real estate mortgage loans includes multifamily loans and land loans.
(2)	At December 31, 2011, 2010 and 2009, includes $4.8, $4.3 and $3.4 million of troubled debt restructurings, respectively.

For the year ended December 31, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $496,000. We recognized interest income of $160,000 on such loans for the year ended December 31, 2011.

At December 31, 2011, our non-accrual loans totaled $14.6 million. The non-accrual loans consisted primarily of five commercial real estate relationships with principal balances totaling $9.4 million and allowances of $1.9 million. These loans are secured by non-owner occupied one- to four-family residential properties, multifamily and commercial real estate properties and development land.

Other than as disclosed in the above tables, there are no other loans at December 31, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2011, we had $6.4 million of troubled debt restructurings, of which $4.8 million were included as non-accrual loans in the preceding table. At December 31, 2011 our troubled debt restructuring related to 20 loans, 14 of which related to commercial real estate.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Residential mortgage loans:
One-to four-family	1	$83	2	$575	3	$658
Home equity	—	—	3	165	3	165
Commercial mortgage loans:
Commercial real estate	1	128	4	980	5	1,108
Multifamily	—	—	—	—	—	—
Land	1	0	5	906	6	906
Construction	—	—	—	—	—	—

Total mortgage loans	3	211	14	2,626	17	2,837

Commercial non-mortgage	—	—	1	375	1	375
Other consumer	—	—	—	—	—	—

Total loans	3	$211	15	$3,001	18	$3,212

At December 31, 2010
Residential mortgage loans:
One-to four-family	3	$598	9	$1,092	12	$1,690
Home equity	2	115	1	76	3	191
Commercial mortgage loans:
Commercial real estate	1	97	4	1,061	5	1,158
Multifamily	1	4,266	—	—	1	4,266
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total mortgage loans	7	5,076	14	2,229	21	7,305

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$5,076	14	$2,229	21	$7,305

At December 31, 2009
Residential mortgage loans:
One-to four-family	5	$253	5	$400	10	$653
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	147	5	1,134	6	1,281
Multifamily	—	—	—	—	—	—
Land	1	42	8	2,181	9	2,223
Construction	—	—	—	—	—	—

Total mortgage loans	7	442	18	3,715	25	4,157

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$442	18	$3,715	25	$4,157

At December 31, 2008
Residential mortgage loans:
One-to four-family	1	$47	—	$—	1	$47
Home equity	—	—	—	—	—	—
Commercial mortgage loans (1):
Commercial real estate	1	960	2	378	3	1,338
Multifamily	—	—	—	—	—	—
Land	1	157	1	150	2	307
Construction	2	253	2	356	4	609

Total mortgage loans	5	1,417	5	884	10	2,301

Commercial non-mortgage	—	—	—	—	—	—

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Other consumer	—	—	—	—	—	—

Total loans	5	$1,417	5	$884	10	$2,301

At December 31, 2007
Residential mortgage loans:
One-to four-family	1	$10	1	$77	2	$87
Home equity	—	—	—	—	—	—
Commercial mortgage loans (1):
Commercial real estate	1	565	8	1,498	9	2,063
Multifamily	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	2	253	1	190	3	443

Total mortgage loans	4	828	10	1,765	14	2,593
Commercial non-mortgage	—	—	—	—	—	—
Other consumer	1	—	—	—	1	—

Total loans	5	$828	10	$1,765	15	$2,593

(1)	For the year ended December 31, 2007, information for commercial real estate mortgage loans includes multifamily loans and land loans.

Total delinquent loans decreased by $4.1 million to $3.2 million at December 31, 2011 from $7.3 million at December 31, 2010. The decrease in delinquent loans was due primarily to a decrease of $4.2 million in commercial mortgage loans delinquent 60-89 days.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2011, we had $1.4 million in real estate owned.

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

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of December 31, 2011, 2010, 2009, 2008 and 2007. At the dates presented we had no assets classified as doubtful. At December 31, 2011, we had specific allowances of $3.5 million for our substandard assets and $328,000 for special mention assets.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Classified Assets:
Substandard	$26,089	$26,905	$25,881	$12,481	$3,480

Total classified assets	26,089	26,905	25,881	12,481	3,480
Special mention	16,774	13,964	13,504	4,735	1,444

Total criticized assets	$42,863	$40,869	$39,385	$17,216	$4,924

Of the $26.1 million of substandard assets at December 31, 2011, $22.5 million were comprised of commercial real estate loans, $2.8 million were comprised of one- to four-family residential mortgage loans and approximately $800,000 were comprised home equity and construction loans.

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

In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$9,775	$6,507	$3,379	$3,017	$3,054

Charge-offs:
Residential mortgage loans:
One-to four-family	(335)	(33)	(104)	—	(128)
Home equity	(161)	—	—	—	—
Commercial mortgage loans:
Commercial real estate	(785)	(1,597)	(351)	(390)	(161)
Multifamily	—	—	—	(575)	—
Land	(391)	(109)	(140)	(75)	—
Construction	—	—	—	—	(49)
Commercial non-mortgage	—	—	—	—	(70)
Other consumer	(3)	(7)	(10)	(5)	(11)

Total charge-offs	(1,675)	(1,746)	(605)	(1,045)	(419)

Recoveries:
Residential mortgage loans:
One-to four-family	2	54	21	85	1
Home equity	—	—	—	—	—
Commercial mortgage loans (1):
Commercial real estate	5	229	326	73	138
Multifamily	—	—	48	36	—
Land	4	226	85	68	—
Construction	—	10	—	—	53
Commercial non-mortgage	—	—	—	—	—
Other consumer	7	4	3	3	2

Total recoveries	18	523	483	265	194

Net (charge-offs) recoveries	(1,657)	(1,223)	(122)	(780)	(225)
Provision (recovery to allowance) for loan losses	1,385	4,491	3,250	1,142	188

Balance at end of period	$9,503	$9,775	$6,507	$3,379	$3,017

Ratios:
Net charge-offs to average loans outstanding (annualized)	(0.7)%	(1.0)%	0.0%	(0.3)%	(0.1)%
Allowance for loan losses to non-performing loans at end of period	65.3%	122.6%	83.8%	92.0%	170.9%
Allowance for loan losses to total loans at end of period	3.7%	4.0%	2.6%	1.3%	1.2%

(1)	For the year ended December 31, 2007, information for commercial real estate mortgage loans includes multifamily loans and land loans.

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

	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$1,580	25.8%	$2,079	30.5%	$1,246	33.8%
Home equity	290	5.1	313	4.9	161	4.7
Commercial mortgage loans:
Commercial real estate	3,462	33.8	3,914	33.5	3,019	33.7
Multifamily	1,933	19.4	1,765	14.9	949	13.3
Land	1,622	5.1	1,036	6.4	838	6.9
Construction	423	7.4	367	5.2	129	3.0
Commercial non-mortgage	165	2.9	269	4.1	148	4.1
Other consumer	28	0.5	32	0.5	17	0.5

Total allocated allowance	9,503	100.0	9,775	100.0	6,507	100.0

Total	$9,503	100.0%	$9,775	100.0%	$6,507	100.0%

	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$1,173	40.0%	$945	41.9%
Home equity	145	5.0	133	5.9
Commercial mortgage loans (1):
Commercial real estate	1,227	30.5	1,759	44.4
Multifamily	270	9.3	—	—
Land	305	6.4	—	—
Construction	155	5.3	111	4.8
Commercial non-mortgage	86	2.9	59	2.6
Other consumer	18	0.6	10	0.4

Total allocated allowance	3,379	100.0	3,017	100.0

Total	$3,379	100.0%	$3,017	100.0%

(1)	For the year ended December 31, 2007, information for commercial real estate mortgage loans includes multifamily loans and land loans.

The allowance for loan losses decreased $272,000, or 2.8%, to $9.5 million at December 31, 2011 from $9.8 million at December 31, 2010. The decrease was based upon management’s evaluation of the adequacy of the allowance for loan losses. At December 31, 2011, the allowance for loan losses represented 3.7% of total loans compared to 4.0% of total loans at December 31, 2010.

Investments

We conduct investment transactions in accordance with our board approved investment policy which is reviewed at least annually by the Audit Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our management investment committee, comprised of our President and Chief Executive Officer and our Chief Operating Officer and Treasurer. All investments are reported to the Board of Directors for ratification at the next regular board meeting.

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

Municipal Obligations. At December 31, 2011 we held one municipal obligation totaling $315,000. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government sponsored agencies	$—	$—	$—	$—	$1,000	$1,016
Municipal obligations	315	315	388	388	420	420

Total	$315	$315	$388	$388	$1,420	$1,436

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. At such date, all of our securities were held to maturity. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Held to maturity securities:
Municipal obligations	$—	—	$—	—	$315	3.90%	$—	—	$315	$—	3.90%

Total	$—	—%	$—	—%	$315	3.90%	$—	—%	$315	$—	3.90%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2011, we had $2.4 million in brokered deposits, of which approximately $575,000 were through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we may use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2011, we had a total of $71.6 million in certificates of deposit, of which $55.6 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$9,859	5.9%	0.07%	$9,604	5.4%	0.08%
Checking accounts	25,844	15.5	0.13%	25,952	14.5	0.18%
Money market accounts	53,472	32.1	0.56%	44,764	25.0	0.75%
Certificates of deposit	77,570	46.5	1.88%	98,803	55.1	2.83%

Total deposits	$166,745	100.0%	1.08%	$179,124	100.0%	1.81%

	2009
	Average Balance	Percent	Weighted Average Rate
Deposit type:
Savings accounts	$9,077	5.3%	0.06%
Checking accounts	16,834	9.8	0.11%
Money market accounts	34,928	20.2	0.90%
Certificates of deposit	111,566	64.7	3.17%

Total deposits	$172,405	100.0%	2.25%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$47,226	$42,497	$44,715
2.00% to 2.99%	4,039	12,642	6,130
3.00% to 3.99%	12,513	7,170	14,026
4.00% to 4.99%	4,634	10,527	15,618
5.00% to 5.99%	3,203	14,162	25,109
6.00% to 6.99%	1	55	63
7.00% to 7.99%	—	—	—

Total	$71,616	$87,053	$105,661

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $7.3 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of period	$65,860	$76,795	$90,000
Average balance during period	$70,163	$86,077	$91,308
Maximum outstanding at any month end	$71,833	$90,000	$92,000
Weighted average interest rate at end of period	4.16%	4.54%	5.02%
Average interest rate during period	4.54%	4.82%	5.09%

Subsidiary Activities

Wolverine Bank is the wholly owned subsidiary of Wolverine Bancorp, Inc. Wolverine Bank has one subsidiary, Wolserv Corporation, a Michigan corporation which has a membership interest in a title company.

Expense and Tax Allocation

Wolverine Bank has entered into an agreement with Wolverine Bancorp, Inc. to provide it with certain administrative support services, whereby Wolverine Bank will be compensated at not less than the fair market value of the services provided. In addition, Wolverine Bank and Wolverine Bancorp, Inc. have an agreement for allocating and for reimbursing the payment of their consolidated tax liability.

SUPERVISION AND REGULATION

General

Wolverine Bank is supervised and examined by the Office of the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Wolverine Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. Wolverine Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Wolverine Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Wolverine Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Wolverine Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or Congress, could have a material adverse impact on Wolverine Bancorp, Inc., Wolverine Bank and their operations.

As a savings and loan holding company, Wolverine Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve. Wolverine Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such Wolverine Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency has assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions took place as of July 21, 2011. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Wolverine Bancorp, Inc., was transferred to the Federal Reserve Board, which supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Wolverine Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

The material regulatory requirements that are applicable to Wolverine Bank and Wolverine Bancorp, Inc. are described below.

New Federal Legislation

The recently enacted Dodd-Frank Act significantly changed the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our previous primary federal regulator, the Office of Thrift Supervision, and required Wolverine Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Wolverine Bancorp, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, applies to savings and loan holding companies like Wolverine Bancorp, Inc., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to Wolverine Bank, as described in “—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Wolverine Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency. Under these laws and regulations, Wolverine Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Wolverine Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Wolverine Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts effective July 21, 2011.

Capital Requirements. Office of the Comptroller of the Currency regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of the Comptroller of the Currency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011 Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, we had two loan relationships in excess of 15% of unimpaired capital and surplus. One lending relationship, with a single or related group of borrowers, totaled $9.9 million, which represented 18.5% of Wolverine Bank’s unimpaired capital and surplus. We utilized the special lending limits for small business loans for this expanded lending authority which allows a savings institution to lend up to an additional 10% of its unimpaired capital and surplus. Therefore, Wolverine Bank was in compliance with the loans-to-one borrower limitations.

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

“Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Wolverine Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2011, Wolverine Bank maintained approximately 85.9% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency -imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of the Comptroller of the Currency may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. Wolverine Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Wolverine Bank. Wolverine Bancorp, Inc. is an affiliate of Wolverine Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Office of the Comptroller of the Currency regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of the Comptroller of the Currency requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of the Comptroller of the Currency is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Wolverine Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $994,000.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment.

For the year ended December 31, 2011, the Bank paid $18,000 related to the FICO bonds and $244,000 pertaining to deposit insurance assessments.

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

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Wolverine Bank was in compliance with this requirement.

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

Holding Company Regulation

General. Wolverine Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Wolverine Bancorp, Inc. is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Wolverine Bancorp, Inc. and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Wolverine Bancorp, Inc. is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Wolverine Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends. The Federal Reserve Board has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Wolverine Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Method of Accounting. For federal income tax purposes, Wolverine Bancorp, Inc. and its subsidiaries currently report income and expenses on the accrual method of accounting with a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011, Wolverine Bank had no minimum tax credit carryforward.

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

Audit of Tax Returns. Wolverine Bancorp, Inc. and its subsidiaries’ federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Companies headquartered in Michigan, such as Wolverine Bank, are subject to a Michigan capital tax which is an assessment of 0.235% of a company’s consolidated net capital, based on a rolling five-year average. Other applicable state taxes include generally applicable sales, use and real property taxes.

As a Maryland business corporation, Wolverine Bancorp, Inc. is required to file annual franchise tax return with the State of Maryland.

Personnel

As of December 31, 2011, we had 48 full-time employees and 24 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

We operate from our main office in Midland, Michigan, and from our two branch offices located in Midland, Michigan, our one branch office located in Frankenmuth, Michigan and our loan center located in Saginaw, Michigan. The net book value of our premises, land and equipment was $1.5 million

At December 31, 2011. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires
Main Office:
5710 Eastman Avenue Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: * 118 Ashman Street Midland, Michigan 48640	Leased	2005	2015

S. Saginaw Road Office: 1015 S. Saginaw Road Midland, Michigan 48640	Owned	1974	n/a

Frankenmuth Office: 464 N. Main Street Frankenmuth, Michigan 48734	Owned	1978	n/a

Loan Center:

Saginaw Loan Center: * 3200 Tittabawassee Road, Suite 2 Saginaw, Michigan 48604	Leased	1999	2012

*	Downtown office includes an option to renew the lease for one additional term of five years each, and the Saginaw Loan Center is a month-to-month lease.

ITEM 3.	Legal Proceedings

At December 31, 2011, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “WBKC.” The approximate number of holders of record of Wolverine Bancorp, Inc. common stock as of March 30, 2012 was 675. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Wolverine Bancorp, Inc.’s common stock for the year ended December 31, 2011 beginning January 20, 2011 (the date of completion of the Company’s initial public offering). The following information with respect to trading prices was provided by the Nasdaq Capital Market.

Year ended December 31, 2011	High	Low	Dividends Declared
Quarter ended December 31, 2011	$14.73	$13.75	$—
Quarter ended September 30, 2011	13.50	14.90	—
Quarter ended June 30, 2011	15.04	14.35	—
Quarter ended March 31, 2011	14.48	12.00	—

Wolverine Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by Wolverine Bancorp, Inc. are dependent on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

At December 31, 2011 there were no equity compensation plans other than our employee stock ownership plan under which equity securities of the registrant are authorized for issuance for issuance.

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On February 14, 2012, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 125,375 shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements.

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate us to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by us.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2011, we had total assets of $293.7 million, compared to total assets of $314.2 million at December 31, 2010. During the year ended December 31, 2011, we had net income of $1.1 million. For the year ended December 31, 2010, we had a net loss of $3.6 million.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, gains on sales of loans originated for sale and other income. Our noninterest expense consists primarily of salaries and employee benefits, net occupancy and equipment expense, information technology, professional and services fees, FDIC deposit insurance and other real estate owned expense.

Our results of operations are also significantly affected by general economic and competitive conditions, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2011 and 2010, one- to four-family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 96.6% and 95.4%, of our total loan portfolio, respectively.

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

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2011, commercial real estate loans, including multifamily loans and land loans, comprised 58.3% of our total loan portfolio. These loans generally are higher-yielding than one- to four-family residential mortgage loans, and also generally have a shorter term than our one- to four-family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one- to four-family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio. However, we still apply our prudent underwriting standards to any potential participation loan and this is causing slow growth in our participation loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2011, our ratio of non-performing loans to total loans was 5.75%. At December 31, 2011, our ratio of allowance for loan losses to non-performing loans was 65.29%, and our ratio of allowance for loan losses to total loans was 3.73%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2011, 55.6% of our total deposits consisted of these lower cost core deposits compared to 50.2% and 36.9% of total deposits at December 31, 2010 and 2009, respectively. Additionally, at December 31, 2011 we held approximately $21.9 million of low-cost checking and money market account funds from Michigan cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue to pursue this strategy to grow this source of lower cost deposits.

Managing interest rate risk. Successfully managing interest rate risk is, and will continue to be, an integral part of our business strategy. Management and the Board of Directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term, fixed-rate one- to four-family residential mortgage loans by originating such loans for sale in the secondary market and, in particular, selling substantially all of our conforming fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. In addition, a significant portion of our loan portfolio consists of commercial real estate mortgage loans which generally have shorter terms and provide higher yields than one- to four-family residential mortgage loans. We also monitor the mix of our deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2011 and 2010 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets decreased $20.5 million, or 6.5%, to $293.7 million at December 31, 2011 from $314.2 million at December 31, 2010. The decrease was primarily the result of paying off maturing Federal Home Loan Bank advances and decreases in certificate of deposit liabilities and interest-earning demand deposits all resulting in a decrease in cash and cash equivalents, offset by an increase in net loans.

Interest-earning demand deposits decreased $34.9 million, or 71.8%, to $13.7 million at December 31, 2011 from $48.6 million at December 31, 2010. The decrease in interest-earning demand deposits was primarily due to the result of the net activity between the decrease in deposit liabilities, paying off maturing Federal Home Loan Bank advances and funding loan growth. Interest-earning time deposits increased $6.2 million, or 41.6%, to $21.1 million at December 31, 2011 from $14.9 million at December 31, 2010 reflecting normal cash management.

Net loans increased $10.4 million, or 4.5%, to $243.7 million at December 31, 2011 from $233.3 million at December 31, 2010 as our one- to four-family residential mortgage loans decreased by $8.5 million, to $68.3 million at December 31, 2011 from $76.8 million at December 31, 2010, primarily due to repayments and refinances. We do not hold significant fixed rate one- to four-family residential mortgage loans in our portfolio especially at this time of historic low interest rates. Additionally, land loans decreased $2.7 million to $13.4 million from $16.1 million and commercial non-mortgage loans decreased $2.7 million, to $7.7 million from $10.4 million. These items were offset by increases in multifamily loans of $13.9 million, or 37.2%, to $51.4 million, from $37.5 million at December 31, 2010. The majority of the $13.9 million consists of five multifamily loans that were opened in 2011 that totaled $11.4 million at December 31, 2011. We had an increase in construction loans of $6.6 million, or 50.1%, to $19.7 million, from $13.1 million and in commercial real estate of $5.3 million, or 6.3%, to $89.5 million from $84.2 million. During 2011, we opened three significant construction loans and four significant commercial real estate loans, which totaled $13.2 million and $5.9 million, respectively, at December 31, 2011.

Securities held to maturity, consisting of one municipal security at December 31, 2011, decreased $73,000 to $315,000 at December 31, 2011 from $388,000 at December 31, 2010.

Real estate owned decreased $1.0 million, or 41.7%, to $1.4 million at December 31, 2011 from $2.4 million at December 31, 2010. The decrease in other real estate owned resulted from write-downs of $468,000 and sales of $2.1 million offset by new foreclosures of $1.6 million, primarily composed of three commercial mortgage properties totaling $638,000 and three 1 to 4-family properties totaling $424,000. Of the $2.1 million in sales of other real estate owned, $1.1 million came from one relationship which was foreclosed on in late 2010.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $700,000, or 10.9%, to $5.7 million at December 31, 2011, from $6.4 million at December 31, 2010. The decrease was primarily attributable to a decrease in deferred taxes.

Deposits decreased $13.3 million, or 7.6%, to $161.4 million at December 31, 2011 from $174.7 million at December 31, 2010. Certificates of deposit decreased $15.5 million, or 17.7%, to $71.6 million at December 31, 2011 from $87.1 million at December 31, 2010. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $2.2 million, or 2.5%, to $89.8 million at December 31, 2011 from $87.6 million at December 31, 2010. We believe the increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts with new customers.

Federal Home Loan Bank advances decreased $10.9 million to $65.9 million at December 31, 2011 from $76.8 million at December 31, 2010 as a result of paying off maturing advances.

Total stockholders’ equity increased $23.1 million, or 55.1%, to $65.0 million at December 31, 2011 from $41.9 million at December 31, 2010. The increase resulted from our initial public offering net proceeds of $21.8 million which closed on January 19, 2011, and net income of $1.1 million during the year ended 2011. The gross proceeds were $25.1 million which were netted against an unearned ESOP of $2.0 million and offering expenses of $1.3 million. We also released shares from our ESOP which increased our total stockholder equity by $141,000 in 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. We recorded net income of $1.1 million for the year ended December 31, 2011 compared to net loss of $3.6 million for the year ended December 31, 2010. The net income for 2011 is primarily due to the fact that our provision for loan loss expense for 2011 was $1.4 million, a decrease of $3.1 million or 69.2% as compared to 2010. Also, our interest expense decreased $2.3 million, or 32.1%, to $5.0 million in 2011 as compared to$7.3 million in 2010. Our net loss during the 2010 period resulted primarily from a $4.5 million provision for loan losses charge taken during 2010 and a one-time charge of $2.9 million taken in connection with the freezing and funding of our multi-employer defined benefit pension plan.

Interest and Dividend Income. Interest and dividend income decreased $824,000, or 5.4%, to $14.4 million for the year ended December 31, 2011 from $15.2 million for the year ended December 31, 2010, as the average balance of interest-earning assets decreased $9.6 million to $293.3 million for the year ended December 31, 2011 from $302.9 million for the year ended December 31, 2010, and the average yield on interest-earning assets decreased 11 basis points to 4.91% during 2011 from 5.02% during 2010. The decrease in our average yield on interest-earning assets was due primarily to the general decline in market interest rates.

The biggest component decrease in average interest-earning assets was in other interest-earning assets, which decreased $11.4 million, or 19.5%, to $47.4 million for the year ended December 31, 2011 from $58.8 million for the year ended December 31, 2010. The average yield on other interest-earning assets decreased 30 basis points to 0.46% for the year ended December 31, 2011 from 0.76% for the year ended December 31, 2010. This was offset by an increase in the average balance of total net loans of $2.5 million, or 1.0%, to $241.1 million for the year ended December 31, 2011 from $238.6 million for the year ended December 31, 2010.

Interest income on loans decreased $620,000, or 4.2%, to $14.1 million for the year ended December 31, 2011 from $14.7 million for the year ended December 31, 2010, as the average yield on net loans decreased 32 basis points to 5.83% for the year ended December 31, 2011 from 6.15% for the year ended December 31, 2010 reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock decreased $219,000, or 39.1%, to $341,000 for the year ended December 31, 2011 from $560,000 for the year ended December 31, 2010. This includes interest income on interest-earning demand deposits, interest-earning time deposits and held-to-maturity securities.

Interest Expense. Interest expense decreased $2.3 million, or 32.1%, to $5.0 million for the year ended December 31, 2011 from $7.3 million for the year ended December 31, 2010, as the average balance of interest-bearing liabilities decreased $27.7 million, or 10.5%, to $236.9 million for the year ended December 31, 2011 from $264.6 million for the year ended December 31, 2010, and the average rate we paid on these liabilities decreased 67 basis points to 2.10% from 2.77%. The biggest component decrease was in interest expense on certificates of deposit which decreased $1.3 million, or 48.1%, to $1.5 million for the year ended December 31, 2011 from $2.8 million for the year ended December 31, 2010, resulting from a $21.2 million decrease in the average balance of certificates of deposits to $77.6 million for the year ended December 31, 2011 from $98.8 million for the year ended December 31, 2010, and a 97 basis point decrease in the cost of these funds to 1.88% for 2011 from 2.85% for 2010.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $8.9 million, or 11.0%, to $89.2 million for the year ended December 31, 2011 from $80.3 million for the year ended December 31, 2010 and the interest on core deposits decreased $39,000 to $341,000 for 2010 from $380,000 for 2010. The cost of these funds decreased 9 basis points to 0.38% for the year ended December 31, 2011, from 0.47% for the year ended December 31, 2010.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $965,000, or 23.3%, to $3.2 million for the year ended December 31, 2011 from $4.1 million for the year ended December 31, 2010, as our average balance of these borrowings decreased $15.4 million and the average rate paid decreased 31 basis points to 4.54% from 4.85%. Throughout the year of 2011, we paid off $11.0 million worth of maturing Federal Home Loan Bank advances. In addition, in the third quarter of 2011, we restructured $18.0 million of outstanding advances under the Federal Loan Home Bank of Indianapolis’ ‘blend and extend’ program, costing 3.78% with a weighted average maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months. We have another $4.0 million of Federal Home Loan Bank advances maturing in 2012 which will be paid off.

Net Interest Income. Net interest income increased $1.5 million, or 19.5%, to $9.4 million for the year ended December 31, 2011 from $7.9 million for the year ended December 31, 2010, as our net interest earning assets increased to $56.4 million from $38.3 million, our net interest rate spread increased 55 basis points to 2.80% from 2.25% and our net interest margin increased 58 basis points to 3.10% from 2.52%. The increases in our net interest rate spread and net interest margin reflected our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, a shift from lower yielding interest-earning demand deposits to interest-earning time deposits and loans, paying off and restructuring Federal Home Loan Bank advances and a shift from higher costing certificate of deposit liabilities to core deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $1.4 million for the year ended December 31, 2011 and a provision for loan losses of $4.5 million for the year ended December 31, 2010. The factors used to evaluate the adequacy of the allowance and provision for loan losses of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. At December 31, 2011, non-performing assets totaled $16.0 million, or 6.3% of total loans, as compared to $10.3 million, or 3.3% of total loans, at December 31, 2010. The increase in non-performing assets was primarily in the land loan portfolio, a higher risk portfolio compared to our one- to four-family residential mortgage loan portfolio. The allowance for loan losses to total loans receivable decreased to 3.73% at December 31, 2011 from 4.02% at December 31, 2010.

The allowance for loan losses as a percentage of non-performing loans decreased to 65.3% at December 31, 2011 from 122.6% at December 31, 2010, while our non-performing loans increased by $6.6 million from December 31, 2010 to December 31, 2011 primarily due to one relationship which moved to non-performing status, but is adequately collateralized. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2011 and 2010.

Of the $5.2 million loan relationship that was moved to non-performing status as of June 30, 2011, approximately 50% is collateralized by developed commercial land and approximately 50% is collateralized by developed residential single-family lots and three single-family homes built on speculation. The entire relationship is cross collateralized and all of these properties are located within Michigan. It has been rated substandard for over two years and has been specifically reviewed for impairment for that entire period. Therefore, we believe that our allowance for loan loss is adequate as of December 31, 2011.

All loans rated substandard are reviewed for impairment at least quarterly. The specific allowance for this relationship was increased from $90,000 to $500,000 as o June 30, 2011. We have maintained regular communications with the borrower regarding monthly payments and financial performance, with the goal of reaching a mutually beneficial workout strategy. Overall, management continues to focus on resolving nonperforming assets and improving asset quality. In addition to our collections department personnel, in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased by $376,000, or 18.6%, to $1.6 million for the year ended December 31, 2011 from $2.0 million for the year ended December 31, 2010. The decrease was due primarily to a decrease of $265,000 on net gains on loan sales, a decrease of $209,000 on net gain (loss) on sale of other real estate owned and a decrease of $98,000 on gross income on other real estate owned. These items were offset by a $165,000 settlement of an insurance claim made under our financial institution bond. This settlement relates to an expense we incurred in connection with an external wire transfer in June 2010.

Noninterest Expense. Noninterest expense decreased $2.9 million, or 26.6%, to $8.0 million for the year ended December 31, 2011 from $10.9 million for the year ended December 31, 2010, primarily attributable to a $2.6 million decrease in salaries and related expenses due to a $3.2 million charge we incurred in June 2010 in connection with the freezing and funding of our multi-employer defined benefit pension plan. We also had a decrease of $356,000 resulting from an expense we incurred in connection with an external wire transfer fraud in 2010. Excluding these one-time charges incurred in 2010, noninterest expense would have increased by $700,000.

Income Tax Expense (Benefit). We recorded a $576,000 income tax expense for the year ended December 31, 2011 compared to a $(1.9 million) income tax benefit for 2010, reflecting the income of $1.7 million before income tax expense during the year ended December 31, 2011 versus the loss of $5.5 million before income tax benefit during the year ended December 31, 2010. Our effective tax rate was 34.2% for the year ended December 31, 2011 compared to an effective tax benefit rate of 34.0% for the year ended December 31, 2010.

Asset Quality

At December 31, 2011, we had 7 loans, totaling $744,000, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, one loan for $466,000 was classified as substandard and one loan for $31,000 was considered special mention. At December 31, 2011, none of these loans was considered a troubled debt restructuring because none of these extensions were made due to financial difficulties of the borrower, and all of these loans were considered performing at December 31, 2011.

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

	For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Total loans	$241,115	$14,047	5.83%	$238,601	$14,652	6.14%	$261,901	$16,100	6.15%
Securities and other:
U.S. Government and agency securities	320	13	4.06	818	31	3.79	3,626	101	2.79
FHLB Stock	4,482	113	2.52	4,686	82	1.75	4,700	101	2.15
Other	47,380	215	0.46	58,837	447	0.76	39,305	608	1.55

Total interest earning assets	293,297	14,388	4.91	302,942	15,212	5.02	309,532	16,910	5.46
Non-interest earning assets	10,212			9,851			3,472

Total assets	$303,509			$312,793			$313,004

Interest-bearing liabilities:
Regular savings accounts	$9,859	7	0.07	$9,604	7	0.08	$9,077	5	0.06
Checking accounts	25,844	34	0.13	25,953	43	0.17	16,834	19	0.11
Money market accounts	53,472	301	0.56	44,764	330	0.74	34,928	315	0.90
Certificates of deposit	77,570	1,461	1.88	98,803	2,815	2.85	111,566	3,533	3.17

Total interest-bearing deposits	166,745	1,803	1.08	179,124	3,195	1.78	172,405	3,872	2.25
Federal Home Loan Bank advances	70,163	3,183	4.54	85,515	4,147	4.85	91,308	4,650	5.09
Other secured borrowings	—	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	236,908	4,986	2.10	264,639	7,342	2.77	263,713	8,522	3.23
Non-interest-bearing liabilities	2,335			4,411			3,342

Total liabilities	239,243			269,050			267,055
Equity	64,266			43,743			45,949

Total liabilities and equity	$303,509			$312,793			$313,004

Net interest income		$9,402			$7,870			$8,388

Net interest rate spread (1)			2.80%			2.25%			2.23%
Net interest earning assets (2)		$56,389			$46,147			$45,819

Net interest margin (3)			3.10%			2.52%			2.71%
Average interest earning assets to interest-bearing liabilities			123.80%			114.47%			117.37%

(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest earning assets:
Loans	$(441)	$(164)	$(605)	$(785)	$(660)	$(1,445)
Held to maturity securities	(21)	3	(18)	(93)	23	(70)
Other	(60)	(142)	(202)	197	(375)	(178)

Total interest earning assets	(522)	(303)	(825)	(681)	(1,012)	(1,693)

Interest bearing liabilities:
Regular savings accounts	0	(1)	(1)	0	2	2
Checking accounts	4	(13)	(9)	10	15	25
Money market accounts	65	(93)	(28)	72	(56)	16
Certificates of deposit	(535)	(818)	(1,353)	(367)	(352)	(719)

Total interest-bearing deposits	(466)	(925)	(1,391)	(285)	(391)	(676)
Federal Home Loan Bank advances	(733)	(232)	(965)	(259)	(244)	(503)

Total interest-bearing liabilities	(1,199)	(1,157)	(2,356)	(544)	(635)	(1,179)

Change in net interest income	$677	$854	$1,531	$(137)	$(377)	$(514)

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

Net Portfolio Value. The Office of the Comptroller of Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Previously, the Office of Thrift Supervision provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. Institutions are now required to develop their own rate sensitivity analysis report, or contract with a third party vendor who specializes in the analysis of interest rate risk analysis. Wolverine Bank will be utilizing Thomas Ho Company to analyze interest rate risk sensitivity. The Thomas Ho Company model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The Thomas Ho Company model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column below.

The table below sets forth, as of December 31 2011, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2011
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)
+300	$61,863	$4,879	9%	20.46%	191
+200	60,735	3,751	7%	19.96%	141
+100	59,139	1,056	4%	19.33%	78
0	56,984	—	—	18.55%	—
-100	53,244	(3,739)	(7%)	17.36%	(119)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 7% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7% decrease in net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Indianapolis, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2011, our liquidity ratio averaged 19.6% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $14.1 million. Interest earning time deposits which can offer additional sources of liquidity, totaled $21.1 million at December 31, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2011, we had $20.7 million in loan commitments outstanding, including $4.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $55.6 million, or 34.5% of total deposits. Of this amount, approximately $12.1 million were paying above-market rates at a weighted average yield of 3.15%. These certificates were originated under our three-year guaranteed upward repricing certificate of deposit product, and the corresponding higher interest rates reflect the higher market interest rate environment at the time that these deposits were originated. It is not our intention to pay above-market rates to keep these deposits upon maturity, and we are uncertain as to what amount of these deposits we will be able to retain. If these deposits do not remain with us, we may be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012, although we would expect to pay lower rates on certificates which are maturing and which will either not renew or will renew at market rates. Additionally, the additional capital that we raised in our stock offering which closed in January 2011 provided additional liquidity. Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2011 and 2010, we originated $152.5 million and $150.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $13.3 million for the year ended December 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $65.9 million at December 31, 2011, a decrease of $10.8 million from December 31, 2010. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2011, we had the ability to borrow up to an additional $73.1 million from the Federal Home Loan Bank of Indianapolis and had additional Fed Funds purchase limits of $8.0 million with three correspondent banks.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 10 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

None.

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

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets—December 31, 2011 and 2010;

(C)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010;

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Employment Agreement of David H. Dunn*

10.2	Employment Agreement of Rick A. Rosinski*

10.3	2002 Long Term Incentive Plan, as amended*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed September 16, 2010.

Wolverine Bancorp, Inc.

Accountants’ Report and Consolidated Financial Statements

December 31, 2011 and 2010

Wolverine Bancorp, Inc.

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Wolverine Bancorp, Inc.

Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bancorp, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

BKD, LLP

Indianapolis, Indiana

March 30, 2012

Wolverine Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010
Assets
Cash and due from banks	$454	$386
Interest-earning demand deposits	13,669	48,550

Cash and cash equivalents	14,123	48,936
Interest-earning time deposits	21,146	14,931
Held to maturity securities	315	388
Loans held for sale	666	748
Loans, net of allowance for loan losses of $9,503 and $9,775	243,663	233,291
Premises and equipment, net	1,503	1,644
Federal Home Loan Bank stock	4,391	4,609
Other real estate owned	1,365	2,375
Accrued interest receivable	833	851
Other assets	5,677	6,433

Total assets	$293,682	$314,206

Liabilities and Retained Earnings

Liabilities
Deposits	$161,364	$174,692
Federal Home Loan Bank advances	65,860	76,795
Stock conversion related liabilities	—	19,108
Interest payable and other liabilities	1,481	1,667

Total liabilities	228,705	272,262
Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,507,500	$25	$—
Additional paid-in capital	23,806	—
Unearned employee stock ownership plan (ESOP)	(1,906)	—
Retained earnings	43,052	41,944

Total stockholders’ equity	64,977	41,944

Total liabilities and stockholders’ equity	$293,682	$314,206

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010
Interest and Dividend Income
Loans	$14,047	$14,652
Investment securities and other	341	560

Total interest and dividend income	14,388	15,212

Interest Expense
Deposits	1,803	3,195
Borrowings	3,183	4,147

Total interest expense	4,986	7,342

Net Interest Income	9,402	7,870

Provision for Loan Losses	1,385	4,491

Net Interest Income After Provision for Loan Losses	8,017	3,379

Noninterest Income
Service charges and fees	260	270
Net gains on loan sales	724	989
Gross income on real estate owned	112	210
Loans fees earned	233	239
Net gain (loss) on sale of other real estate owned	(48)	161
Recovery of wire transfer fraud	165	—
Other	201	154

Total noninterest income	1,647	2,023

Noninterest Expense
Salaries and employee benefits	3,847	6,421
Net occupancy and equipment expense	762	703
Information technology expense	240	223
Federal deposit insurance corporation premiums	287	289
Professional and service fees	606	402
Other real estate owned expense	755	1,042
Loan legal expenses	131	276
Loss on wire transfer	—	356
Other	1,352	1,160

Total noninterest expense	7,980	10,872

Income (Loss) Before Income Tax	1,684	(5,470)

Provision (Credit) for Income Taxes	576	(1,858)

Net Income (Loss)	$1,108	$(3,612)

Earnings Per Share:
Basic	$0.45	N/A

Diluted	$0.45	N/A

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2011 and 2010

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2010	$—	$—	$—	$45,556	$45,556
Net loss	—	—	—	(3,612)	(3,612)

Balances at December 31, 2010	$—	$—	$—	$41,944	$41,944

Net income	—	—	—	1,108	1,108

ESOP Shared earned	—	41	100	—	141

Issuance of 2,507,500 shares of common stock, net of offering costs	25	23,765	(2,006)	—	21,784

Balances at December 31, 2011	$25	$23,806	$(1,906)	$43,052	$64,977

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010
Operating Activities
Net income (loss)	$1,108	$(3,612)
Items not requiring (providing) cash
Depreciation	218	238
Provision for loan losses	1,385	4,491
Writedowns of other real estate	468	—
Amortization of Federal Home Loan Bank advances	65	—
Deferred income taxes	61	151
Loss on other real estate owned	48	455
Earned ESOP Shares	141	—
Loans originated for sale	(37,207)	(49,243)
Proceeds from loans sold	38,013	50,151
Gain on sale of loans	(724)	(989)
Gain on sale of premises or equipment	(31)	—
Changes in
Interest receivable and other assets	72	(2,323)
Interest payable and other liabilities	455	(26)

Net cash provided by (used in) operating activities	4,072	(707)

Investing Activities
Net change in interest-earning time deposits	(6,215)	7,788
Proceeds from calls, maturities and pay-downs of held to maturity securities	73	1,032
Net change in loans	(13,345)	3,681
Proceeds from sale of premises and equipment	64	—
Reclamation of FHLB Stock Proceeds from sale of real estate owned	219 2,081	91 631
Purchase of premises and equipment	(109)	(10)

Net cash provided by (used in) investing activities	(17,232)	13,213

Financing Activities
Net change in money market, checking and savings accounts	2,108	25,811
Net change in certificates of deposit	(15,437)	(18,608)
Proceeds from stock conversion	2,676	19,108
Proceeds from Federal Home Loan Bank advances	8,000	10,000
Repayment of Federal Home Loan Bank advances	(19,000)	(23,205)

Net cash provided by (used in) financing activities	(21,653)	13,106

Increase (Decrease) in Cash and Cash Equivalents	(34,813)	25,612

Cash and Cash Equivalents, Beginning of Year	48,936	23,324

Cash and Cash Equivalents, End of Year	$14,123	$48,936

Supplemental Disclosures of Cash Flows Information
Interest paid	$5,061	$7,481
Income taxes paid	610	—
Loans transferred to other real estate	1,588	2,905

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wolverine Bank (the “Bank”), a wholly owned subsidiary of Wolverine Bancorp, Inc. (the “Company”), is a federally chartered savings bank primarily engaged in providing a full range of banking and financial services to individual and business customers in the Great Lakes Bay Region and beyond. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of the Federal Reserve Board and the Bank is subject to the regulation of the Officer of the Comptroller of the Currency, and both undergo periodic examinations.

The Company’s additional wholly owned subsidiary, Wolserv Corporation, is included in the consolidated financial statements.

On January 19, 2011, the Bank consummated its mutual to stock conversion (“Conversion”) and the related initial public stock offering of Wolverine Bancorp, Inc. In the Conversion, the Bank converted from a federal mutual savings bank to a federal stock savings bank. Also in connection with the Conversion, the Company was formed in September 2010, and, upon consummation of the Conversion on January 19, 2011, became the savings and loan holding company of the Bank. As part of the Conversion and offering, the Company issued and sold shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that was conducted by an independent appraisal firm. At December 31, 2010 the Conversion had not yet been consummated; and accordingly, the information contained in these financial statements at and for the year ended December 31, 2010 is for that of the Bank on an unconsolidated basis with the Company. See Note 15 for additional information.

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and financial instruments.

Cash Equivalents

We considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Held-to-maturity securities, which include any security for which we have the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Income Taxes

We account for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

We recognize interest and penalties on income taxes as a component of income tax expense.

We file consolidated income tax returns with our subsidiaries.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with difficult circumstances and challenges which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The consolidated financial statements have been prepared using values and information currently available to us.

Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is less strong than in the past. Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity.

Recently Issued Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. We will adopt the methodologies prescribed by this ASU by the date required, and we do not anticipate that the ASU will have a material effect on our financial position or results of operations.

The eligibility criteria for offsetting are different in IFRS and U.S. GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We will adopt the methodologies prescribed by this ASU by the date required, and we do not anticipate that the ASU will have a material effect on our financial position or results of operations.

In September 2011, FASB issued ASU 2011-09, intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented. We do not anticipate that the ASU will have a material effect on our financial position or results of operations.

In September 2011, FASB issued ASU 2011-08, intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We will adopt the methodologies prescribed by this ASU by the date required, and we do not anticipate that the ASU will have a material effect on our financial position or results of operations.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding. The Company had no outstanding options during 2011 and 2010.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net income.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 2:	Restriction on Cash and Due From Banks

We are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2011 was $25.

The financial institution holding a portion of our cash accounts is participating in the FDIC’s Transaction Account Guarantee Program. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010, the FDIC’s insurance limits permanently increased to $250. At December 31, 2011, our interest-bearing cash accounts exceeded federally insured limits by $1,232. Additionally, approximately $658 and $7,237 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, which is not federally insured.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2011
Municipals	$315	$—	$—	$315

December 31, 2010
Municipals	$388	$—	$—	$388

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	315	315
After ten years	—	—

Totals	$315	$315

There were no sales of securities during 2011 or 2010.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2011	December 31, 2010
Real Estate
One-to four-family	$68,287	$76,801
Home equity	13,572	12,252
Commercial mortgage loans
Commercial real estate	89,463	84,172
Multifamily	51,411	37,485
Land	13,445	16,071
Construction	19,704	13,126
Commercial Non-mortgage	7,675	10,434
Consumer	1,247	1,229

Total loans	264,804	251,570
Less
Net deferred loan fees, premiums and discounts	440	345
Undisbursed portion of loans	11,198	8,159
Allowance for loan losses	9,503	9,775

Net loans	$243,663	$233,291

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Commercial real estate and multi-family

Commercial real estate and multi-family loans generally have greater credit risk than the owner-occupied one- to four-family residential mortgage loans that we originate for retention in our loan portfolio. Repayment of these loans generally depends, in large part, on sufficient income from the property securing the loan or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, due to declining property values in our primary market area and in Michigan, the loan to value ratios of many of our commercial real estate and multi-family have increased significantly from the loan to value ratios that were assigned to these loans at the time of origination.

Land

Land loans generally have greater credit risk than the owner-occupied one-to four-family residential mortgage loans that we originate for retention in our portfolio. Repayment of these loans generally depends, in large part, on the sale of the land. The sale of land can either take place when the land is undeveloped, or developed. Generally, other cash flow sources of the borrower are utilized to make additional payments on land loans. Changes in economic conditions that are beyond the control of the borrower may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, due to declining property values in our primary market area and in Michigan, the loan to value ratios of many of our land loans have increased significantly from the loan to value ratios that were assigned to these loans at the time of origination.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011 and 2010:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis
Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(166)	138	328	168	973	56	(104)	(8)	1,385
Losses charged off	(335)	(161)	(785)	—	(391)	—	—	(3)	(1,675)
Recoveries	2	—	5	—	4	—	—	7	18

Balance, end of period	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Ending Balance: individually evaluated for impairment	$111	$—	$1,538	$829	$1,332	$2	$—	$—	$3,812

Ending balance: collectively evaluated for impairment	$1,469	$290	$1,924	$1,104	$290	$421	$165	$28	$5,691

Loans:
Ending Balance	$68,287	$13,572	$89,463	$51,411	$13,445	$19,704	$7,675	$1,247	$264,804

Ending Balance: individually evaluated for impairment	$3,314	$327	$9,206	$9,854	$8,710	$174	$375	$—	$31,960

Ending Balance: collectively evaluated for impairment	$64,973	$13,245	$80,257	$41,557	$4,735	$19,530	$7,300	$1,247	$232,844

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of December 31, 2011 and 2010:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$61,574	$68,831	$13,331	$11,982	$63,107	$56,335	$34,012	$20,017
Pass (Closely Monitored)	3,387	4,494	—	17	9,136	9,284	5,581	10,716
Special Mention	508	492	35	43	8,512	10,433	6,043	1,701
Substandard	2,818	2,984	206	210	8,708	8,120	5,775	5,051
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$68,287	$76,801	$13,572	$12,252	$89,463	$84,172	$51,411	$37,485

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$3,043	$4,130	$19,410	$12,895	$7,034	$9,041	$1,242	$1,199	$202,753	$184,430
Pass (Closely Monitored)	797	2,902	120	—	162	1,203	5	30	19,188	28,646
Special Mention	1,572	1,105	—	—	104	190	—	—	16,774	13,964
Substandard	8,033	7,934	174	231	375	—	—	—	26,089	24,530
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$13,445	$16,071	$19,704	$13,126	$7,675	$10,434	$1,247	$1,229	$264,804	$251,570

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

The following table is a summary of our past due and non-accrual loans as of December 31, 2011 and 2010:

As of December 31, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$1,117	$83	$575	$—	$1,775	$66,512	$68,287	$—	$922
Home Equity	—	—	165	—	165	13,407	13,572	—	165
Commercial Real Estate	614	128	980	—	1,722	87,741	89,463	—	3,652
Multifamily	4,199	—	—	—	4,199	47,212	51,411	—	—
Land	—	—	906	—	906	12,539	13,445	—	7,833
Construction	—	—	—	—	—	19,704	19,704	—	2
Commercial Non-Mortgage	—	—	375	—	375	7,300	7,675	—	375
Consumer	—	—	—	—	—	1,247	1,247	—	—

Total	$5,930	$211	$3,001	$—	$9,142	$255,662	$264,804	$—	$12,949

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

As of December 31, 2010:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Nonaccrual	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$129	$598	$1,092	$—	$1,819	$74,982	$76,801	$—	$1,118
Home Equity	—	115	76	—	191	12,061	12,252	—	76
Commercial Real Estate	83	97	1,061	—	1,241	82,931	84,172	—	4,051
Multifamily	—	4,266	—	—	4,266	33,219	37,485	—	—
Land	54	—	—	—	54	16,017	16,071	—	2,069
Construction	—	—	—	—	—	13,126	13,126	—	92
Commercial Non-Mortgage	—	—	—	—	—	10,434	10,434	—	—
Consumer	—	—	—	—	—	1,229	1,229	—	—

Total	$266	$5,076	$2,229	$—	$7,571	$243,999	$251,570	$—	$7,406

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

The following tables present impaired loans for the year ended December 31, 2011:

As of December 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans w/o a specific valuation allowance
1-4 Family	$1,921	$1,963	$—	$1,777	$114
Home Equity	327	432	—	190	22
Commercial Real Estate	3,018	3,046	—	2,560	157
Multifamily	290	290	—	131	5
Land	—	—	—	85	—
Construction	172	172	—	73	5
Commercial Non-Mortgage	375	375	—	293	11
Consumer	—	—	—	—	—
Loans w/ a specific valuation allowance
1-4 Family	$1,393	$1,423	$111	$1,249	$51
Home Equity	—	—	—	72	—
Commercial Real Estate	6,188	6,653	1,538	5,975	334
Multifamily	9,564	9,565	829	9,391	538
Land	8,710	9,386	1,332	8,180	377
Construction	2	2	2	112	—
Commercial Non-Mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Total
1-4 Family	$3,314	$3,386	$111	$3,026	$165
Home Equity	327	432	—	262	22
Commercial Real Estate	9,206	9,699	1,538	8,535	491
Multifamily	9,854	9,855	829	9,522	543
Land	8,710	9,386	1,332	8,265	377
Construction	174	174	2	185	5
Commercial Non-Mortgage	375	375	—	293	11
Consumer	—	—	—	—	—

Total	$31,960	$33,307	$3,812	$30,088	$1,614

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

We have entered into transactions with certain executive officers, directors and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Loans to related parties at December 31, 2011 totaled $489. The aggregate amount of loans, as defined, to such related parties at December 31, 2010 totaled $2,084 reduced by $2,097 which resulted from paydowns and the retiring of a board member, and increased by new debt of $502.

Interest of $1,614 and $979 was recognized on average impaired loans of $30,088 and $21,676 for the years ended December 31, 2011 and 2010, respectively.

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

The following table summarizes the loans that have been restructured as TDRs during the twelve months ended December 31, 2011:

	Twelve Months Ended
	December 31, 2011
		Balance	Balance
		prior to	after
	Count	TDR	TDR
	(Dollars in thousands)
One-to four-family	3	$657	$657
Home equity	3	140	140
Commercial real estate	10	1,672	1,723
Land	6	668	668
Construction	1	90	90

Total loans	23	$3,227	$3,278

The TDRs described above did not have a material impact on the allowance for loan losses for the year ended December 31, 2011.

The following table sets forth our TDRs that had payment defaults during 2011. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring. Of the total, one loan totaling $97,000 was subsequently foreclosed and is included in the December 31, 2011 other real estate owned balance. This loan had a specific reserve of $84,000, making the amount transferred to other real estate owned $13,000. This $84,000 is included as a charge-off in the activity of our allowance for loan losses. The Home Equity loan was entirely charged-off and the $25,000 was included in our activity of our allowance for loan losses.

		Default
	Count	Balance
	(Dollars in thousands)
One-to-four family residential	1	$97
Home equity	1	$25

Total loans	2	$122

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the year ended December 31, 2011, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2011	2010
Land	$514	$546
Buildings and improvements	3,268	3,258
Furniture, fixtures and equipment	2,630	2,531

	6,412	6,335
Less accumulated depreciation	(4,909)	(4,691)

Net premises and equipment	$1,503	$1,644

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 6:	Deposits

Deposits at year-end are summarized as follows:

	2011	2010
Savings accounts	$10,040	$10,006
Checking accounts	28,337	25,060
Money market accounts	51,371	52,573
Certificates of deposit	71,616	87,053

	$161,364	$174,692

At December 31, 2011, scheduled maturities of certificates of deposit are as follows:

2012	$55,624
2013	8,011
2014	2,592
2015	2,041
2016	344
Thereafter	3,004

$71,616

Time deposits of $100 or more were $36,596 and $44,222 at December 31, 2011 and 2010.

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $66,000 and $77,000 at December 31, 2011 and 2010. At December 31, 2011, the advances are at fixed rates and bear interest at rates ranging from 1.92% to 5.78% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $123,743. Advances are subject to restrictions or penalties in the event of prepayment.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Aggregate annual maturities of our Federal Home Loan Bank advances at December 31, 2011, are:

2012	$4,000
2013	—
2014	12,000
2015	19,000
2016	16,000
Thereafter	15,000

Total borrowings	66,000
Remaining prepayment penalty	$(140)

Total	$65,860

Note 8:	Income Taxes

The provision (credit) for income taxes includes these components:

	2011	2010
Taxes currently payable	$516	$(2,009)
Deferred income taxes	61	151

Income tax expense (credit)	$577	$(1,858)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2011	2010
Computed at the statutory rate (34%)	$573	$(1,859)
Increase (decrease) resulting from
Tax exempt interest	(4)	(7)
Other	8	8

Actual tax expense (credit)	$577	$(1,858)

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2011	2010
Deferred tax assets
Allowance for loan losses	$1,935	$2,175
Depreciation	97	70
Nonaccrual loan interest	—	80
Deferred loan fees	160	142
Deferred compensation	184	132
Real estate owned	136	14
Other	60	60

	2,572	2,673

Deferred tax liabilities
FHLB stock dividends	55	58
Other	—	70

	55	128

Net deferred tax asset	$2,517	$2,545

Retained earnings at December 31, 2010 include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2010.

ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements. The open tax years subject to examination by taxing authorities are the years subsequent to 2007.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 9:	Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2011 and 2010, that we meet all capital adequacy requirements to which we are subject.

As of December 31, 2011, the most recent notification from the Office of Comptroller of the Currency categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed our category.

Our actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$56,267	24.9%	$18,113	8.0%	$22,641	10.0%
Tier I capital (to risk-weighted assets)	53,401	23.6	9,057	4.0	13,585	6.0
Tier I capital (to adjusted total assets)	53,401	18.2	8,814	3.0	14,691	5.0
Tier I capital (to adjusted tangible assets)	53,401	18.2	5,876	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	53,401	18.2	4,407	1.5	N/A	N/A

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$44,759	20.2%	$17,728	8.0%	$22,161	10.0%
Tier I capital (to risk-weighted assets)	41,944	18.9	8,864	4.0	13,296	6.0
Tier I capital (to adjusted total assets)	41,944	13.3	9,432	3.0	15,720	5.0
Tier I capital (to adjusted tangible assets)	41,944	13.3	6,288	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	41,944	13.3	4,716	1.5	N/A	N/A

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 10:	Employee Benefits

During June 2010, our Board of Directors elected to freeze the future accrual of benefits under the multi-employer Pentegra Defined Benefit Plan for Financial Institutions (PDBPFI) and notified the PDBPFI of its intention to withdraw from the plan. We fully funded all pension liabilities and subsequently withdrew from the plan on December 16, 2010 at a cost of $2,934. Pension expense was approximately $3,079 for the year ended December 31, 2010.

We have a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% (adopted in 2010; prior maximum was 50%) of their compensation with us matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%. Additionally, we can make discretionary contributions to our 401 (k) plan. Employer contributions charged to expense for the years ended 2011 and 2010 were $72 and $60, respectively.

Employee Stock Ownership Plan (ESOP)

As part of the conversion, we established an ESOP covering substantially all of our employees. The ESOP acquired 200,600 shares of WBKC common stock at $10.00 per share in the conversion with funds provided by a loan from the Company. Accordingly, $2,006 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by our Board of Directors, are made to the ESOP.

ESOP expense for the year ended December 31, 2011 was $62.

December 31, 2011
Allocated shares	10,030
Unearned shares	190,570

Total ESOP shares	200,600

Fair value of unearned shares at December 31	$2,687

We are obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2011, the fair value of the 10,300 allocated shares held by the ESOP is $141. In addition, there are no outstanding shares held by former employees that are subject to an ESOP-related repurchase option. The fair value of all shares subject to the repurchase obligation is $0.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans	$9,587	$—	$—	$9,587

December 31, 2010
Impaired loans	$20,988	$—	$—	$20,988

The $9,587 of fair value of impaired loans in 2011 was comprised of 13 loan relationships. Of those 13 relationships, 2 have a combined fair value of $6,246. The $20,988 of fair value of impaired loans in 2010 was comprised of 33 loans. Of those 33 loans, 5 loans have a combined fair value of $15,218.

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

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$14,123	$14,123	$48,936	$48,936
Interest-earning time deposits	21,146	21,146	14,931	14,931
Held to maturity securities	315	315	388	388
Loans held for sale	666	674	748	754
Loans, net of allowance for loan losses	243,663	245,377	233,291	237,704
Federal Home Loan Bank stock	4,391	4,391	4,609	4,609
Interest receivable	833	833	851	851

Financial liabilities
Deposits	161,364	164,968	174,692	177,089
Federal Home Loan Bank advances	65,860	74,229	76,795	83,337
Stock conversion related liabilities	—	—	19,108	19,108
Interest payable	226	226	301	301

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

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

At year-end, these financial instruments are summarized as follows:

	2011		2010
	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to extend credit	$12,123	$3,863	$11,881	$3,432
Unused portions of lines of credit	677	4,039	1,156	2,615
Standby letters of credit	12	319	12	517
Commercial letters of credit	23	40	68	—

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2011, the rates for amounts in the fixed rate category ranged from 3.25% to 6.75%.

Note 13:	Earnings Per Share

Year Ended
December 31, 2011
Basic and diluted
Earnings:
Net Income (1)	$1,048

Shares (1):
Weighted average common shares outstanding	2,507
Less: Average unearned ESOP shares	(198)

Average shares	2,309

Net income per common share, basic and diluted (1)	$0.45

(1)	Calculated from January 20, 2011, the effective date of the conversion and stock offering to the period end.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 14:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

December 31,
2011
Assets
Cash and cash equivalents	$9,683
ESOP note receivable	1,930
Investment in subsidiary	53,401
Other assets	143

Total assets	$65,157

Liabilities—Other	$180

Stockholders’ Equity	64,977

Total liabilities and stockholders’ equity	$65,157

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Condensed Statements of Income

December 31,
2011
Income	$62

Expenses	381

Loss Before Income Tax and Equity in Undistributed Net Loss	(319)

Income Tax Expense (Benefit)	—

Loss Before Equity in Undistributed Net Income Loss of Subsidiaries	(319)

Equity in Undistributed Net Income of Subsidiary	1,427

Net Income	$1,108

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Condensed Statements of Cash Flows

December 31,
2011
Operating Activities
Net income	$1,108
Items not requiring (providing) cash:
Undistributed net income of subsidiary	(1,427)
Change in other assets	(143)
Change in other liabilities	180

Net cash used in operating activities	(282)

Investing Activities
Origination of note receivable	(2,006)
Investment in subsidiary	(9,889)
ESOP payment received	76

Net cash used in investing activities	(11,819)

Financing Activities
Net proceeds from stock conversion	21,784

Net Change in Cash and Cash Equivalents	9,683

Cash and Cash Equivalents at Beginning of Year	—

Cash and Cash Equivalents at End of Year	$9,683

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 15:	Plan of Conversion and Change in Corporate Form

On January 19, 2011, the Bank converted into a stock savings bank structure with the establishment of a stock holding company (Company), as parent of the Bank. The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. A total of 2,507,500 shares of the Company were issued at $10.00 per share for total gross offering proceeds of $25,075. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed 8% of the common stock sold in the offering, for a total of $2,006. The Company is organized as a corporation incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank.

The conversion costs of issuing the common stock, approximately $1,270, were deducted from the sales proceeds of the offering. At December 31, 2010, the Bank had incurred $743 of these conversion costs and were included in other assets on the accompanying December 31, 2010, balance sheet.

In accordance with Federal regulations, at the time of the completion of our mutual to stock conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Stock conversion related liabilities of $19,108 are the funds received, or held, from potential investors as part of the subscription offering as of December 31, 2010.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Dollars in Thousands)

Note 16:	Subsequent Events

Stock Repurchase Plan

On February 14, 2012, we announced that our Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 125,375 shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and our financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements.

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the us to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by us.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: March 30, 2012	By:	/s/ David H. Dunn

David H. Dunn
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David H. Dunn	President, Chief Executive	March 30, 2012
David H. Dunn	Officer and Director (Principal Executive Officer)

/s/ Rick A. Rosinski	Chief Operating Officer and Treasurer	March 30, 2012
Rick A. Rosinski	(Principal Financial and Accounting Officer)

/s/ Richard M. Reynolds	Chairman of the Board	March 30, 2012
Richard M. Reynolds

/s/ Roberta N. Arnold	Director	March 30, 2012
Roberta N. Arnold

/s/ Eric P. Blackhurst	Director	March 30, 2012
Eric P. Blackhurst

/s/ J.W. Fisher	Director	March 30, 2012
J.W. Fisher

/s/ Ron R. Sexton	Director	March 30, 2012
Ron R. Sexton

/s/ J. Donald Sheets	Director	March 30, 2012
J. Donald Sheets

/s/ Howard I. Ungerleider	Director	March 30, 2012
Howard I. Ungerleider

/s/ Joseph M. VanderKelen	Director	March 30, 2012
Joseph M. VanderKelen

1

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement of David H. Dunn**

10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**

10.3	2002 Long Term Incentive Plan, as amended*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

23	Consent of Independent Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.