Form 10-Q
period 2012-03-31
Wolverine Bancorp, Inc.
filed 2012-05-15
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of April 30, 2012, was 2,501,024.

Wolverine Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$360	$454
Interest-earning demand deposits	23,951	13,669

Cash and cash equivalents	24,311	14,123
Interest-earning time deposits	10,055	21,146
Held to maturity securities	259	315
Loans held for sale	1,520	666
Loans, net of allowance for loan losses of $6,258 and $9,503	242,308	243,663
Premises and equipment, net	1,539	1,503
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	1,190	1,365
Accrued interest receivable	790	833
Other assets	5,404	5,677

Total assets	$291,767	$293,682

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$161,455	$161,364
Federal Home Loan Bank advances	61,876	65,860
Interest payable and other liabilities	3,217	1,481

Total liabilities	226,548	228,705

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Issued and outstanding – 2,504,309 and 2,507,500 at March 31, 2012 and December 31, 2011	$25	$25
Additional paid-in capital	23,757	23,806
Unearned employee stock ownership plan (ESOP)	(1,906)	(1,906)
Retained earnings	43,343	43,052

Total stockholders’ equity	65,219	64,977

Total liabilities and stockholders’ equity	$291,767	$293,682

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Interest and Dividend Income
Loans	$3,542	$3,497
Investment securities and other	95	105

Total interest and dividend income	3,637	3,602

Interest Expense
Deposits	363	508
Borrowings	682	810

Total interest expense	1,045	1,318

Net Interest Income	2,592	2,284

Provision for Loan Losses	650	360

Net Interest Income After Provision for Loan Losses	1,942	1,924

Noninterest Income
Service charges and fees	73	58
Net gain on loan sales	344	136
Gross income on other real estate owned	1	56
Loan fees earned	66	66
Net gain (loss) on other real estate owned	(31)	55
Other	44	72

Total noninterest income	497	443

Noninterest Expense
Salaries and employee benefits	1,080	852
Net occupancy and equipment expense	197	183
Information technology expense	61	52
Federal deposit insurance corporation premiums	72	70
Professional and services fees	156	154
Other real estate owned expense	73	398
Loan legal expense	33	45
Other	324	305

Total noninterest expense	1,996	2,059

Income Before Income Tax	443	308

Provision for Income Taxes	152	106

Net Income	$291	$202

Earnings Per Share:
Basic	$0.13	$0.06	(1)

Diluted	$0.13	$0.06	(1)

(1)	Calculated from the effective date of January 20, 2011.

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating Activities
Net income	$291	$202
Items not requiring (providing) cash
Depreciation	55	54
Provision for loan losses	650	360
Amortization of Federal Home Loan Bank advances	17	16
Deferred income taxes	(318)	(968)
Loss (Gain) on other real estate owned	31	(55)
Loans originated for sale	(17,701)	(6,231)
Proceeds from loans sold	17,190	6,699
Gain on sale of loans	(344)	(136)
Changes in
Interest receivable and other assets	634	2,035
Interest payable and other liabilities	1,736	518

Net cash provided by operating activities	2,241	2,494

Investing Activities
Net change in interest-bearing deposits	11,091	(5,623)
Proceeds from calls, maturities and pay-downs of held to maturity securities	57	62
Net change in loans	690	(6,274)
Proceeds from sale of premises and equipment	—	33
Proceeds from sale of real estate owned	158	255
Purchase of premises and equipment	(92)	(30)

Net cash provided by (used in) investing activities	11,904	(11,577)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	5,020	(5,607)
Net change in certificates of deposit	(4,928)	6,254
Proceeds from stock conversion	—	2,637
Repayment of Federal Home Loan Bank advances	(4,000)	(5,000)
Purchase of treasury stock	(49)	—

Net cash used in financing activities	(3,957)	(1,716)

Increase (Decrease) in Cash and Cash Equivalents	10,188	(10,799)
Cash and Cash Equivalents, Beginning of Period	14,123	48,936

Cash and Cash Equivalents, End of Period	$24,311	$38,137

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,067	$1,340
Income taxes paid	—	—
Loans transferred to real estate owned	15	931

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	$25	$23,806	$(1,906)	$43,052	$64,977

Net income	—	-	—	291	291

Purchase of 3,191 shares of common stock	—	(49)	—	—	(49)

Balances at March 31, 2012	$25	$23,757	$(1,906)	$43,343	$65,219

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2012.

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

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company included the required disclosure in the Consolidated Financial Statements in the Quarterly Report Form 10-Q for the quarter ended March 31, 2012.

Note 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
March 31, 2012
Municipals	$259	$—	$—	$259

December 31, 2011
Municipals	$315	$—	$—	$315

The amortized cost and fair value of securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	259	259
After ten years	—	—

Totals	$259	$259

There were no sales of securities during the three months ended March 31, 2012 and 2011.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 5: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2012	December 31, 2011
Real Estate
One-to four-family	$65,543	$68,287
Home equity	13,024	13,572
Commercial mortgage loans
Commercial real estate	92,682	89,463
Multifamily	50,343	51,411
Land	11,429	13,445
Construction	16,066	19,704
Commercial Non-mortgage	7,570	7,675
Consumer	1,167	1,247

Total loans	257,824	264,804
Less
Net deferred loan fees, premiums and discounts	437	440
Undisbursed portion of loans	8,821	11,198
Allowance for loan losses	6,258	9,503

Net loans	$242,308	$243,663

The risk characteristics of each loan portfolio segment are as follows:

1-4 Family, Home Equity, and Consumer

With respect to residential loans that are secured by one-to four-family residences and are primarily owner occupied, we generally establish a maximum loan-to-value ratio and require PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to four-family residences, and consumer loans are typically secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties.

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

Commercial real estate and multifamily

Commercial real estate and multifamily loans generally have greater credit risk than the owner-occupied one- to four-family residential mortgage loans that we originate for retention in our loan portfolio. Repayment of these loans generally depends, in large part, on sufficient income from the property securing the loan or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, due to declining property values in our primary market area and in Michigan, the loan to value ratios of many of our commercial real estate and multifamily loans have increased significantly from the loan to value ratios that were assigned to these loans at the time of origination.

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

Construction

Construction loans include those for one- to four-family residential properties and commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. With respect to construction loans for one- to four-family residential properties and are primarily owner occupied, we generally establish a maximum loan-to-value ratio and require PMI if that ratio is exceeded. These are generally “interest-only” loans during the construction period which typically does not exceed nine months. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 75% loan-to-completed appraised value ratio. For all construction loans, we generally require that a commitment for permanent financing be in place prior to closing the construction loan.

Wolverine Bancorp, Inc.

Form 10-Q

(Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Repayment of one-to four-family residential property loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment of commercial property loans and homes built by developers on speculation is normally expected from the property’s eventual rental income, income from the borrower’s operations, the personal resources of the guarantor, or the sale of the subject property. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We generally review and inspect properties before disbursement of funds during the term of the construction loan.

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

In instances where risk and loss exposure is clearly identified with a particular asset, the asset or a portion of the asset will be charged off.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2012, December 31, 2011 and March 31, 2011:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
As of March 31, 2012
Allowance for loan losses:
Balance, beginning of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503
Provision charged to expense	51	11	41	518	42	(31)	19	(1)	650
Losses charged off	(61)	—	(1,253)	(1,241)	(1,386)	(2)	—	(1)	(3,944)
Recoveries	20	15	—	12	—	—	—	2	49

Balance, end of period	$1,590	$316	$2,250	$1,222	$278	$390	$184	$28	$6,258

Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,590	$316	$2,250	$1,222	$278	$390	$184	$28	$6,258

Loans:
Ending Balance	$65,543	$13,024	$92,682	$50,343	$11,429	$16,066	$7,570	$1,167	$257,824

Ending Balance: individually evaluated for impairment	$2,328	$171	$5,993	$8,988	$7,244	$—	$374	$—	$25,098

Ending Balance: collectively evaluated for impairment	$63,215	$12,853	$86,689	$41,355	$4,185	$16,066	$7,196	$1,167	$232,726

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
As of December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(166)	138	328	168	973	56	(104)	(8)	1,385
Losses charged off	(335)	(161)	(785)	—	(391)	—	—	(3)	(1,675)
Recoveries	2	—	5	—	4	—	—	7	18

Balance, end of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Ending Balance: individually evaluated for impairment	$111	$—	$1,538	$829	$1,332	$2	$—	$—	$3,812

Ending balance: collectively evaluated for impairment	$1,469	$290	$1,924	$1,104	$290	$421	$165	$28	$5,691

Loans:
Ending Balance	$68,287	$13,572	$89,463	$51,411	$13,445	$19,704	$7,675	$1,274	$264,804

Ending Balance: individually evaluated for impairment	$3,314	$327	$9,206	$9,854	$8,710	$174	$375	$—	$31,960

Ending Balance: collectively evaluated for impairment	$64,973	$13,245	$80,257	$41,557	$4,735	$19,530	$7,300	$1,247	$232,844

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
As of March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(30)	(2)	113	148	104	38	(7)	(4)	360
Losses charged off	(39)	—	(366)	—	—	—	—	(1)	(406)
Recoveries	—	—	—	—	1	—	—	2	3

Balance, end of year	$2,010	$311	$3,661	$1,913	$1,141	$405	$262	$29	$9,732

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$59,870	$61,574	$12,814	$13,331	$68,499	$63,107	$34,374	$34,012

Pass (Closely Monitored)	3,155	3,387	40	—	8,890	9,136	5,766	5,581

Special Mention	564	508	15	35	9,114	8,512	5,491	6,043

Substandard	1,954	2,818	155	206	6,179	8,708	4,712	5,775

Doubtful	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—

	$65,543	$68,287	$13,024	$13,572	$92,682	$89,463	$50,343	$51,411

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$2,262	$3,043	$15,946	$19,410	$6,943	$7,034	$1,140	$1,242	$201,848	$202,753

Pass (Closely Monitored)	1,243	797	120	120	153	162	27	5	19,394	19,188

Special Mention	866	1,572	—	—	100	104	—	—	16,150	16,774

Substandard	7,058	8,033	—	174	374	375	—	—	20,432	26,089

Doubtful	—	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—	—

	$11,429	$13,445	$16,066	$19,704	$7,570	$7,675	$1,167	$1,247	$257,824	$264,804

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$117	$27	$99	$243	$65,300	$65,543	$—	$839

Home Equity	—	—	155	155	12,869	13,024	—	155

Commercial Real Estate	501	771	858	2,130	90,552	92,682	—	2,063

Multifamily	4,430	—	—	4,430	45,913	50,343	—	—

Land	99	—	5,551	5,650	5,779	11,429	—	6,733

Construction	—	—	—	—	16,066	16,066	—	—

Commercial Non-Mortgage	—	—	374	374	7,196	7,570	—	374

Consumer	—	—	—	—	1,167	1,167	—	—

Total	$5,147	$798	$7,037	$12,982	$244,842	$257,824	$—	$10,164

As of December 31, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$1,117	$83	$575	$1,775	$66,512	$68,287	$—	$922

Home Equity	—	—	165	165	13,407	13,572	—	165

Commercial Real Estate	614	128	980	1,722	87,741	89,463	—	3,652

Multifamily	4,199	—	—	4,199	47,212	51,411	—	—

Land	—	—	906	906	12,539	13,445	—	7,833

Construction	—	—	—	—	19,704	19,704	—	2

Commercial Non-Mortgage	—	—	375	375	7,300	7,675	—	375

Consumer	—	—	—	—	1,247	1,247	—	—

Total	$5,930	$211	$3,001	$9,142	$255,662	$264,804	$—	$12,949

Nonaccrual Loan and Past Due Loans. The accrual of interest is discontinued on all loan classes at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

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

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended March 31, 2012:

As of March 31, 2012	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	QTD Interest Income
Loans w/o a specific valuation allowance

1-4 Family	$2,328	$2,472	$—	$2,775	$35

Home Equity	171	276	—	314	5

Commercial Real Estate	5,993	8,123	—	8,499	120

Multifamily	8,988	9,809	—	9,827	153

Land	7,244	9,391	—	9,323	107

Construction	—	—	—	117	—

Commercial Non-Mortgage	374	374	—	375	3

Consumer	—	—	—	—	—

Loans w/ a specific valuation allowance

1-4 Family	$—	$—	$—	$—	$—

Home Equity	—	—	—	—	—

Commercial Real Estate	—	—	—	—	—

Multifamily	—	—	—	—	—

Land	—	—	—	—	—

Construction	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—

Consumer	—	—	—	—	—

Total

1-4 Family	$2,328	$2,472	$—	$2,775	$35

Home Equity	171	276	—	314	5

Commercial Real Estate	5,993	8,123	—	8,499	120

Multifamily	8,988	9,809	—	9,827	153

Land	7,244	9,391	—	9,323	107

Construction	—	—	—	117	—

Commercial Non-Mortgage	374	374	—	375	3

Consumer	—	—	—	—	—

Total	$25,098	$30,445	$—	$31,230	$423

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended December 31, 2011:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended March 31, 2011:

As of March 31, 2011	QTD Average Balance	QTD Interest Income
Loans w/o a specific valuation allowance

1-4 Family	$1,787	$32

Home Equity	160	2

Commercial Real Estate	—	41

Multifamily	—	—

Land	152	—

Construction	70	—

Commercial Non-Mortgage	—	—

Consumer	—	—

Loans w/ a specific valuation allowance

1-4 Family	$1,133	$15

Home Equity	66	1

Commercial Real Estate	6,212	88

Multifamily	9,104	86

Land	7,795	60

Construction	162	3

Commercial Non-Mortgage	—	—

Consumer	—	—

Total

1-4 Family	$2,920	$47

Home Equity	226	3

Commercial Real Estate	6,212	129

Multifamily	9,104	86

Land	7,947	60

Construction	232	3

Commercial Non-Mortgage	—	—

Consumer	—	—

Total	$26,641	$328

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assumed, in which case interest is recognized on a cash basis and is reasonable compared to interest income noted above.

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

The following table summarizes the loans that have been restructured as TDRs during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	2	$139	$145

Total loans	2	$139	$145

We had no TDRs that had payment defaults during 2012. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three months ended March 31, 2012, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2012.

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Impaired loans	$5,976	$—	$—	$5,976
December 31, 2011
Impaired loans	$9,587	$—	$—	$9,587

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts and Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or an evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent or subsequently as deemed necessary and approved by management. Appraisals are reviewed for accuracy and consistency by the Credit Analysis department. Typically, appraisers are selected from the list of approved appraisers maintained by the Underwriting department. The appraised values may be reduced by discounts to consider a lack of marketability or estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Credit Analysis department and approved by management.

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$5,976	Market comparable properties	Marketability discount	10% - 24% (18%)

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$24,311	$24,311	$—	$—
Interest-earning time deposits	10,055	10,055	—	—
Held to maturity securities	259	—	259	—
Loans held for sale	1,520	—	1,538	—
Loans, net of allowance for loan losses	242,308	—	—	242,810
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	790	—	790	—
Financial liabilities
Deposits	161,455	94,768	—	68,250
Federal Home Loan Bank advances	61,876	—	69,509	—
Interest payable	223	—	223	—

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

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$14,123	$14,132
Interest-earning time deposits	21,146	21,146
Held to maturity securities	315	315
Loans held for sale	666	674
Loans, net of allowance for loan losses	243,663	245,377
Federal Home Loan Bank stock	4,391	4,391
Interest receivable	833	833

Financial liabilities
Deposits	161,364	164,968
Federal Home Loan Bank advances	65,860	74,229
Interest payable	226	226

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

Note 7: Earnings Per Share

	Three Months Ended March 31,
	2012	2011
Basic and diluted
Earnings:
Net Income	$291	$142

Shares:
Weighted average common shares outstanding	2,507	2,507
Less: Average unallocated ESOP shares	(189)	(201)

Average shares	2,318	2,306

Net income per common share, basic and diluted	$0.13	$0.06

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at March 31, 2012 and December 31, 2011 and no valuation allowance was necessary.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $1.9 million, or 0.6%, to $291.8 million at March 31, 2012 from $293.7 million at December 31, 2011. The decrease was primarily the result of a decrease in interest-earning time deposit and net loans, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased $10.2 million, or 71.2%, to $24.3 million at March 31, 2012 from $14.1 million at December 31, 2011, and interest-earning time deposits decreased $11.0 million, or 52.1%, to $10.1 million at March 31, 2012 from $21.1 million at December 31, 2011. The net increase in cash and cash equivalents was primarily the result of funds received from the maturing of interest-earning time deposits.

Net loans decreased $1.4 million, or 0.6%, to $242.3 million at March 31, 2012 from $243.7 million at December 31, 2011 as our construction loans decreased $3.6 million, or 18.5%, one-to four-family residential real estate loans decreased $2.7 million, or 4.0%, and our land loans decreased $2.0 million, or 15.0%. These were offset by an increase in our commercial real estate loans of $3.2 million, or 3.6% and decreases in our undisbursed loan funds and allowance for loan losses of $2.3 million, or 21.2%, and $3.2 million, or 35.1%, respectively.

The decrease in our allowance for loan losses was due to the charging off of $3.8 million of specific reserves on collateral-dependent impaired loans. These charge offs were considered confirmed losses and the majority of the charge offs were based off of recent appraisal values. The allowance for loan losses as a percentage of total loans decreased to 2.5% as of March 31, 2012, from 3.7% at December 31, 2011. However, we feel we are adequately covered because of the aforementioned charge offs taken during the three months ended March 31, 2012.

Securities held to maturity, consisting of one municipal security at March 31, 2012 decreased $56,000, or 13.3%, to $259,000 from $315,000 at December 31, 2011 due to paydowns.

Other real estate owned decreased $175,000, or 12.8%, to $1.2 million at March 31, 2012 from $1.4 million at December 31, 2011. The decrease in other real estate owned resulted from sales of $155,000 and write-downs of $35,000, offset by new foreclosures of $15,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $273,000, or 4.8%, to $5.4 million at March 31, 2012, from $5.7 million at December 31, 2011. The decrease was primarily attributable to a net decrease in our deferred and accrued federal income taxes of $152,000.

Deposits increased slightly by $91,000, or 0.1%, to $161.5 million at March 31, 2012 from $161.4 million at December 31, 2011. Certificates of deposit decreased $4.9 million, or 6.9%, to $66.7 million at March 31, 2012 from $71.6 million at December 31, 2011. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased by $5.0 million, or 5.6%, to $94.8 million at March 31, 2012 from $89.8 million at December 31, 2011. The increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts for new customers.

Federal Home Loan Bank advances decreased $4.0 million to $61.9 million at March 31, 2012 from $65.9 million at December 31, 2011 as a result of paying off maturing advances.

Interest payable and other liabilities, consisting mainly of liabilities for checks & money orders and accrued expenses, increased $1.7 million, or 117.2% to $3.2 million at March 31, 2012, from $1.5 million at December 31, 2011. The increase is primarily due to a $1.0 million increase in our liability for checks & money orders and a $431,000 increase in borrowers’ prepaid taxes and insurances.

Total stockholders’ equity increased $242,000, or 0.4%, to $65.2 million at March 31, 2012 from $65.0 million at December 31, 2011 primarily due to net income of $291,000. This was offset by purchases of 3,191 shares of Wolverine Bancorp, Inc. common stock, totaling $49,000. This stock repurchase was made under our stock repurchase program which was approved by our Board of Directors on February 14, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. We recorded net income of $291,000 for the three months ended March 31, 2012 compared to net income of $202,000 for the three months ended March 31, 2011. The increase in our net income is primarily due to an increase in our net interest income of $308,000 to $2.6 million for the three months ended March 31, 2012 from $2.3 million for the three months ended March 31, 2011. In addition to this, we had an increase in our net gains on loans sales of $208,000 and a decrease in other real estate owned expenses of $325,000. These were offset by an increase in our provision for loan loss expense of $290,000 and an increase in our salaries and employee benefits of $228,000.

Interest and Dividend Income. Interest and dividend income increased slightly by $35,000, or 1.0%, to $3.6 million for the three months ended March 31, 2012, as the average yield on interest-earning assets increased 34 basis points to 5.16% during the 2012 period from 4.82% during the 2011 period, and the average balance of interest-earning assets decreased $16.8 million to $282.0 million for the three months ended March 31, 2012 from $298.8 million for the three months ended March 31, 2011. The increase in our average yield on interest-earning assets was due primarily to an increase in net loans and a higher dividend yield on our FHLB of Indianapolis stock.

The biggest component of the decrease in average interest-earning assets was in other interest-earning assets, consisting of interest-earning overnight funds and time deposits, which decreased $23.8 million, or 41.6%, to $33.5 million for the three months ended March 31, 2012 from $57.3 million for the three months ended March 31, 2011. Although the average yield on this investment type increased 8 basis points from 0.50% to 0.58%, the decrease in the average balance resulted in a $24,000 decrease in interest income from other interest-earning assets to $48,000 for the three months ended March 31, 2012 from $72,000 for the three months ended March 31, 2011.

Average net loans increased $7.3 million, or 3.1%, to $243.8 million for the three months ended March 31, 2012 from $236.5 million for the three months ended March 31, 2011. Interest income on loans increased slightly by $44,000, or 1.3%, staying constant at $3.5 million for the three months ended March 31, 2012, as the average yield on loans decreased 11 basis points to 5.81% for the three months ended March 31, 2012 from 5.92% for the three months ended March 31, 2011 reflecting the lower market interest rate environment.

Interest Expense. Interest expense decreased $273,000, or 20.7%, to $1.0 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011, as the average balance of interest-bearing liabilities decreased $20.5 million, or 8.4%, to $223.4 million for the three months ended March 31, 2012 from $243.9 million for the three months ended March 31, 2011, and the average rate we paid on these liabilities decreased 29 basis points to 1.87% from 2.16%. The biggest component of the decrease was interest expense on Federal Home Loan Bank advances which decreased $128,000, or 15.8%, to $682,000 for the three months ended March 31, 2012 from $810,000 for the three months ended March 31, 2011. This resulted from an $8.6 million decrease in the average balance of Federal Home Loan Bank advances to $63.2 million for the three months ended March 31, 2012 from $71.8 million for the three months ended March 31, 2011 and a 19 basis point decrease in the average rate paid on borrowing from 4.51% for the three months ended March 31, 2011 to 4.32% for the three months ended March 31, 2012. The decrease in the average balance of these borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due.

Interest expense on certificates of deposits decreased $120,000 or 29.3% to $290,000 for the three months ended March 31, 2012 from $410,000 for the three months ended March 31, 2011. This is primarily due to a decrease in the average balance of certificates of deposits of $13.8 million to $68.0 million for the 2012 period, from $81.8 million for the 2011 period. The decrease in the balance of certificates of deposits was primarily due to a decrease in interest rates. Also the yield on certificates of deposit decreased 30 basis points to 1.71% for the 2012 period from 2.01% for the 2011 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $1.8 million, or 2.1%, to $92.1 million for the three months ended March 31, 2012 from $90.3 million for the three months ended March 31, 2011. However, the interest on core deposits decreased $25,000 to $73,000 for the 2012 period from $98,000 for the 2011 period. The yield on our core deposits for the three months ended March 31, 2012 decreased 10 basis points, or 23.2%, to 0.32% from 0.42% for the three months ended March 31, 2011.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $128,000, or 15.8%, to $682,000 for the three months ended March 31, 2012 from $810,000 for the three months ended March 31, 2011, as our average balance of these borrowings decreased $8.6 million and the average rate paid decreased 19 basis points to 4.32% from 4.51%. The decrease in the average balance of borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due. Also, in the third quarter of 2011, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ ‘blend and extend’ program, costing 3.78% with a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months.

Net Interest Income. Net interest income increased $308,000, or 13.5%, to $2.6 million for the three months ended March 31, 2012 from $2.3 million for the three months ended March 31, 2011, as our average net interest-earning assets increased to $58.6 million from $54.8 million, our net interest rate spread increased 63 basis points to 3.29% from 2.66% and our net interest margin increased 50 basis points to 3.56% from 3.06%. The increases in our net interest rate spread and net interest margin reflected the paying off of our maturing, higher interest rate FHLB advances and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, and an increase in our average net loans.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2011, we recorded a provision for loan losses of $650,000 for the three months ended March 31, 2012 and a provision for loan losses of $360,000 for the three months ended March 31, 2011. We have continued with additional provisions in 2012 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and declining collateral values. At March 31, 2012, non-performing loans totaled $11.8 million, or 4.9% of total loans, as compared to $8.7 million, or 3.7% of total loans, at March 31, 2011.

The allowance for loan losses to total loans receivable decreased to 2.5% at March 31, 2012 from 3.9% at March 31, 2011. This ratio was at 3.7% at December 31, 2011. The decrease in our allowance for loan losses was primarily due to the charge-off and elimination of all previously established specific valuation allowances, which totaled $3.8 million. We are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down. Therefore, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has been adversely affected by these charge-offs. Correspondingly, the amount of non-performing loans decreased from $16.0 million as of December 31, 2011 to $11.8 million as of March 31, 2012 as a result of these charge-offs.

The increase in non-performing loans as compared to March 31, 2011 was primarily due to one loan relationship of $4.9 million that was moved to non-performing status as of June 30, 2011. Each of the loans within this relationship has been classified as substandard since 2009.

The allowance for loan losses as a percentage of non-performing loans decreased to 52.9% at March 31, 2012 from 65.3% at December 31, 2011 and from 112.3% at March 31, 2011, while our non-performing loans increased by $3.2 million from March 31, 2011 to March 31, 2012 primarily due to one relationship which moved to non-performing status, but is adequately collateralized based off of an appraisal from the fourth quarter of 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2012 and 2011. The drop in the allowance for loan losses as a percentage of non-performing loans is primarily due to the charging off of $3.8 million of confirmed losses on impaired loans.

Of the $4.9 million loan relationship that was moved to non-performing status as of June 30, 2011, approximately 50% is collateralized by developed commercial land and approximately 50% is collateralized by developed residential single-family lots and three single-family homes built on speculation. The entire relationship is cross collateralized and all of these properties are located within Michigan. It has been rated substandard for over two years and has been specifically reviewed for impairment for that entire period. Therefore, we believe that our allowance for loan loss is adequate as of March 31, 2012.

All loans rated substandard are reviewed for impairment at least quarterly. We have maintained regular communications with the borrower regarding monthly payments and financial performance, with the goal of reaching a mutually beneficial workout strategy. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel, in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased by $54,000, or 12.2%, to $497,000 for the three months ended March 31, 2012 from $443,000 for the three months ended March 31, 2011. The increase was primarily attributable to an increase of $208,000 in gain on sale of mortgage loans. This was offset by decreases in gross rental income on other real estate owned and net gain on other real estate owned of $55,000 and $86,000, respectively. These decreases were due to a decreased number of foreclosed rental properties and writedowns on current other real estate owned properties.

Noninterest Expense. Noninterest expense decreased by $63,000, or 3.1%, to $2.0 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011. The decrease was primarily attributable to a decrease of $325,000 in other real estate owned expenses. This was offset by an increase of $228,000 or 26.8% in salaries and employee benefits expense due to increased staff and new positions.

Income Tax Expense. We recorded $152,000 of income tax expense for the three months ended March 31, 2012 compared to $106,000 of income tax expense for the 2011 period. The income tax expense was a result of increased income before income tax expense of $443,000 during the three months ended March 31, 2012 as compared to $308,000 for the three months ended March 31, 2011. Our effective tax expense rate was 34.3% for the three months ended March 31, 2012 compared to an effective tax expense rate of 34.5% for the three months ended March 31, 2011.

Asset Quality

Other real estate owned totaled $1.2 million, or 0.42% of total assets, at March 31, 2012 as compared to $2.8 million, or 0.9% of total assets, at March 31, 2011. The largest relationship as of March 31, 2012 was $215,000, or 17.9%, which consisted of two single family homes. This relationship was also the largest other real estate owned relationship at December 31, 2011.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restricted loans, totaled $13.0 million, or 4.5% of total assets, at March 31, 2012 as compared to $11.4 million, or 3.6% of total assets, at March 31, 2011.

The largest substandard relationship as of March 31, 2012 has a total balance of $4.9 million. Of the $20.4 million loans rated substandard, approximately $10.0 million are performing.

At March 31, 2012, we had 11 loans, totaling $840,000, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, none were classified as substandard and one loan, totaling $36,000, was considered special mention. At March 31, 2012, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of Wolverine Bancorp, Inc. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 through January 31, 2012	—	$—	—	125,375
February 1, 2012 through February 29, 2012	—	$—	—	125,375
March 1, 2012 through March 31, 2012	3,191	$15.41	3,191	122,184

	3,191		3,191

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

WOLVERINE BANCORP, INC.

Date: May 15, 2012	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 15, 2012	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer