Form 10-Q
period 2012-06-30
Wolverine Bancorp, Inc.
filed 2012-08-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of July 31, 2012, was 2,389,401.

Wolverine Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$391	$454
Interest-earning demand deposits	23,279	13,669

Cash and cash equivalents	23,670	14,123
Interest-earning time deposits	3,486	21,146
Held to maturity securities	259	315
Loans held for sale	2,726	666
Loans, net of allowance for loan losses of $6,500 and $9,503	243,945	243,663
Premises and equipment, net	1,515	1,503
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	1,006	1,365
Accrued interest receivable	764	833
Other assets	5,454	5,677

Total assets	$287,216	$293,682

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$156,340	$161,364
Federal Home Loan Bank advances	61,893	65,860
Interest payable and other liabilities	3,317	1,481

Total liabilities	221,550	228,705
Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Issued and outstanding – 2,500,224 and 2,507,500 at June 30, 2012 and December 31, 2011	$25	$25
Additional paid-in capital	23,693	23,806
Unearned employee stock ownership plan (ESOP)	(1,906)	(1,906)
Retained earnings	43,854	43,052

Total stockholders’ equity	65,666	64,977

Total liabilities and stockholders’ equity	$287,216	$293,682

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$3,461	$3,518	$7,003	$7,015
Investment securities and other	60	81	155	186

Total interest and dividend income	3,521	3,599	7,158	7,201

Interest Expense
Deposits	334	464	698	973
Borrowings	640	840	1,322	1,650

Total interest expense	974	1,304	2,020	2,623

Net Interest Income	2,547	2,295	5,138	4,578

Provision for Loan Losses	300	400	950	760

Net Interest Income After Provision for Loan Losses	2,247	1,895	4,188	3,818

Noninterest Income
Service charges and fees	48	64	122	122
Net gain on loan sales	431	80	775	216
Gross income on real estate owned	1	35	2	92
Loan fees earned	16	53	83	119
Net gain (loss) on sale of real estate owned	(31)	20	(63)	75
Other	43	45	86	117

Total noninterest income	508	297	1,005	741

Noninterest Expense
Salaries and employee benefits	1,088	870	2,168	1,722
Net occupancy and equipment expense	198	187	394	370
Information technology expense	58	67	119	118
Federal deposit insurance corporation premiums	70	72	142	142
Professional and services fees	121	134	277	288
Other real estate owned expense	72	148	144	546
Loan legal expense	22	31	55	76
Other	349	312	674	617

Total noninterest expense	1,978	1,821	3,973	3,879

Income Before Income Tax	777	371	1,220	680

Provision for Income Taxes	266	127	418	234

Net Income and Comprehensive Income	$511	$244	$802	$446

Earnings Per Share:
Basic	$0.22	$0.11	$0.35	$0.17

Diluted	$0.22	$0.11	$0.35	$0.17

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating Activities
Net income	$802	$446
Items not requiring (providing) cash
Depreciation	116	107
Provision for loan losses	950	760
Amortization of Federal Home Loan Bank advance prepayment penalty	33	33
Deferred income taxes	(326)	135
Loss (Gain) on other real estate owned	63	253

Loans originated for sale	(40,781)	(11,427)
Proceeds from loans sold	39,496	12,050
Gain on sale of loans	(775)	(216)
Gain on sale of premises or equipment	(1)	(31)
Changes in
Interest receivable and other assets	618	866
Interest payable and other liabilities	1,835	846

Net cash provided by operating activities	2,030	3,822

Investing Activities
Net change in interest-bearing deposits	17,660	(10,950)
Proceeds from calls, maturities and pay-downs of held to maturity securities	57	73

Net change in loans	(1,455)	(11,642)
Proceeds from sale of premises and equipment	23	64
Proceeds from sale of real estate owned	519	1,082
Redemption of FHLB stock	—	219
Purchase of premises and equipment	(150)	(33)

Net cash provided by (used in) investing activities	16,654	(21,187)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	2,302	2,083
Net change in certificates of deposit	(7,326)	(9,525)
Proceeds from stock conversion	—	2,676
Proceeds from Federal Home Loan Bank advances	22,000	—
Repayment of Federal Home Loan Bank advances	(26,000)	(5,000)
Purchase of treasury stock	(113)	—

Net cash used in financing activities	(9,137)	(9,766)

Increase (Decrease) in Cash and Cash Equivalents	9,547	(27,131)

Cash and Cash Equivalents, Beginning of Period	14,123	48,936

Cash and Cash Equivalents, End of Period	$23,670	$21,805

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,068	$2,660
Income taxes paid	450	—
Loans transferred to real estate owned	222	953

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	$25	$23,806	$(1,906)	$43,052	$64,977

Net income	—	—	—	802	802
Purchase of 7,276 shares of common stock	—	(113)	—	—	(113)

Balances at June 30, 2012	$25	$23,693	$(1,906)	$43,854	$65,666

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2012.

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

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the completion of the Bank’s mutual to stock conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. We may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. The initial liquidation account amount was $41.7 million.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3: Accounting Developments

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is to be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial statements.

The FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income . Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users.

The Company adopted the amendments in this Update at the same time as ASU 2011-05, which became effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, ASU No. 2011-12 had no impact on its financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
June 30, 2012
Municipal	$259	$—	$—	$259

December 31, 2011
Municipal	$315	$—	$—	$315

The amortized cost and fair value of securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	259	259
After ten years	—	—

Totals	$259	$259

There were no sales of securities during the six months ended June 30, 2012 and 2011.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 5: Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2012	2011
Real Estate
One-to four-family	$60,260	$68,287
Home equity	11,532	13,572
Commercial mortgage loans
Commercial real estate	96,552	89,463
Multifamily	52,863	51,411
Land	12,508	13,445
Construction	16,378	19,704
Commercial Non-mortgage	7,507	7,675
Consumer	1,157	1,247

Total loans	258,757	264,804

Less
Net deferred loan fees, premiums and discounts	432	440
Undisbursed portion of loans	7,880	11,198
Allowance for loan losses	6,500	9,503

Net loans	$243,945	$243,663

The risk characteristics of each loan portfolio segment are as follows:

1-4 Family, Home Equity, and Consumer

With respect to residential loans that are secured by one-to four-family residences and are primarily owner-occupied, we generally establish a maximum loan-to-value ratio and require PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to four-family residences, and consumer loans are typically secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties.

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

Construction

Construction loans include those for one- to four-family residential properties and commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. With respect to construction loans for one- to four-family residential properties and which are primarily owner-occupied, we generally establish a maximum loan-to-value ratio and require PMI if that ratio is exceeded. These are generally “interest-only” loans during the construction period which typically does not exceed nine months. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 75% loan-to-completed appraised value ratio. For all construction loans, we generally require that a commitment for permanent financing be in place prior to closing the construction loan

.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2012, December 31, 2011 and June 30, 2011:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2012

Allowance for loan losses:
Balance, beginning of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503
Provision charged to expense	(26)	(16)	216	583	178	(10)	24	1	950
Losses charged off	(61)	—	(1,253)	(1,241)	(1,486)	(2)	—	(2)	(4,045)
Recoveries	21	16	—	52	—	—	—	3	92

Balance, end of period	$1,514	$290	$2,425	$1,327	$314	$411	$189	$30	$6,500

Ending Balance: individually evaluated for impairment	$—	$—	$1	$—	$299	$—	$—	$—	$300

Ending balance: collectively evaluated for impairment	$1,514	$290	$2,424	$1,247	$15	$411	$189	$30	$6,200

Loans:
Ending Balance	$60,260	$11,532	$96,552	$52,863	$12,508	$16,378	$7,507	$1,157	$258,757

Ending Balance: individually evaluated for impairment	$2,428	$76	$6,536	$8,153	$6,559	$—	$373	$—	$24,125

Ending Balance: collectively evaluated for impairment	$57,832	$11,456	$90,016	$44,710	$5,949	$16,378	$7,134	$1,157	$234,632

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2012

Allowance for loan losses:
Balance, beginning of year	$1,590	$316	$2,250	$1,222	$278	$390	$184	$28	$6,258
Provision charged to expense	(77)	(27)	17	64	136	21	5	2	300
Losses charged off	—	—	—	—	(100)	—	—	(1)	(101)
Recoveries	1	—	—	41	—	—	—	1	43

Balance, end of period	$1,514	$290	$2,425	$1,327	$314	$411	$189	$30	$6,500

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2011

Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(166)	138	328	168	973	56	(104)	(8)	1,385
Losses charged off	(335)	(161)	(785)	—	(391)	—	—	(3)	(1,675)
Recoveries	2	—	5	—	4	—	—	7	18

Balance, end of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Ending Balance: individually evaluated for impairment	$111	$—	$1,538	$829	$1,332	$2	$—	$—	$3,812

Ending balance: collectively evaluated for impairment	$1,469	$290	$1,924	$1,104	$290	$421	$165	$28	$5,691

Loans:
Ending Balance	$68,287	$13,572	$89,463	$51,411	$13,445	$19,704	$7,675	$1,247	$264,804

Ending Balance: individually evaluated for impairment	$3,314	$327	$9,206	$9,854	$8,710	$174	$375	$—	$31,960

Ending Balance: collectively evaluated for impairment	$64,973	$13,245	$80,257	$41,557	$4,735	$19,530	$7,300	$1,247	$232,844

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2011

Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(71)	24	58	129	648	22	(49)	(1)	760
Losses charged off	(39)	—	(369)	—	—	—	—	(1)	(409)
Recoveries	2	—	5	—	1	—	—	4	12

Balance, end of year	$1,971	$337	$3,608	$1,894	$1,685	$389	$220	$34	$10,138

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2011

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$54,357	$61,574	$11,452	$13,331	$69,611	$63,107	$34,792	$34,012
Pass (Closely Monitored)	3,190	3,387	—	—	11,282	9,136	8,208	5,581
Special Mention	658	508	4	35	9,479	8,512	5,457	6,043
Substandard	2,055	2,818	76	206	6,180	8,708	4,406	5,775
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$60,260	$68,287	$11,532	$13,572	$96,552	$89,463	$52,863	$51,411

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$3,816	$3,043	$16,378	$19,410	$6,732	$7,034	$1,131	$1,242	$198,269	$202,753
Pass (Closely Monitored)	1,979	797	—	120	305	162	26	5	24,990	19,188
Special Mention	237	1,572	—	—	97	104	—	—	15,932	16,774
Substandard	6,476	8,033	—	174	373	375	—	—	19,566	26,089
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$12,508	$13,445	$16,378	$19,704	$7,507	$7,675	$1,157	$1,247	$258,757	$264,804

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

The following table is a summary of our past due and non-accrual loans as of June 30, 2012 and December 31, 2011:

As of June 30, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$526	$95	$67	$688	$59,572	$60,260	$—	$801
Home Equity	—	—	76	76	11,456	11,532	—	76
Commercial Real Estate	648	—	818	1,466	95,086	96,552	—	1,895
Multifamily	3,649	—	—	3,649	49,214	52,863	—	—
Land	984	—	4,972	5,956	6,552	12,508	—	6,465
Construction	—	—	—	—	16,378	16,378	—	—
Commercial Non-Mortgage	—	—	373	373	7,134	7,507	—	373
Consumer	—	—	—	—	1,157	1,157	—	—

Total	$5,807	$95	$6,306	$12,208	$246,549	$258,757	$—	$9,610

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended June 30, 2012:

As of June 30, 2012	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$2,428	$2,558	$—	$2,508	$2,641	$36	$64
Home Equity	76	76	—	148	231	1	3
Commercial Real Estate	6,487	8,862	—	8,562	8,505	106	195
Multifamily	8,153	8,973	—	9,333	9,580	141	282
Land	1,587	2,399	—	3,931	3,684	32	60
Construction	—	—	—	2	60	—	—
Commercial Non-Mortgage	373	373	—	373	374	3	6
Consumer	—	—	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	$—	$—	$—	$—	$—	$—	$—
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	49	60	1	49	49	—	1
Multifamily	—	—	—	—	—	—	—
Land	4,972	6,392	299	5,257	5,571	72	146
Construction	—	—	—	—	—	—	—
Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total
1-4 Family	$2,428	$2,558	$—	$2,508	$2,641	$36	$64
Home Equity	76	76	—	148	231	1	3
Commercial Real Estate	6,536	8,822	1	8,611	8,554	106	196
Multifamily	8,153	8,973	—	9,333	9,580	141	282
Land	6,559	8,791	299	9,188	9,255	104	206
Construction	—	—	—	2	60	—	—
Commercial Non-Mortgage	373	373	—	373	374	3	6
Consumer	—	—	—	—	—	—	—

Total	$24,125	$29,593	$300	$30,163	$30,695	$391	$757

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended December 31, 2011:

As of December 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,921	$1,963	$—	$1,777	$114
Home Equity	327	432	—	190	22
Commercial Real Estate	3,018	3,046	—	2,560	157
Multifamily	290	290	—	131	5
Land	—	—	—	85	—
Construction	172	172	—	73	5
Commercial Non-Mortgage	375	375	—	293	11
Consumer	—	—	—	—	—
Loans with a specific valuation allowance
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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended June 30, 2011:

As of June 30, 2011	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,768	$1,777	$21	$43
Home Equity	129	145	2	4
Commercial Real Estate	2,144	1,072	33	63
Multifamily	—	—	—	—
Land	15	83	—	—
Construction	—	35	—	—
Commercial Non-Mortgage	126	63	3	6
Consumer	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	$1,312	$1,222	$29	$39
Home Equity	120	93	1	2
Commercial Real Estate	5,409	5,810	55	99
Multifamily	9,743	9,424	148	238
Land	8,218	8,006	104	181
Construction	92	127	1	2
Commercial Non-Mortgage	—	—	—	—
Consumer	—	—	—	—
Total
1-4 Family	$3,080	$2,999	$50	$82
Home Equity	249	238	3	7
Commercial Real Estate	7,553	6,882	88	161
Multifamily	9,743	9,424	148	238
Land	8,233	8,089	104	181
Construction	92	162	1	2
Commercial Non-Mortgage	126	63	3	6
Consumer	—	—	—	—

Total	$29,076	$27,857	$397	$677

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

The following table summarizes the loans that have been restructured as TDRs during the three months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	1	98	101	3	237	246

Total loans	1	$98	$101	3	$237	$246

We had no TDRs that had payment defaults during 2012. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three months ended June 30, 2012, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 during the three months ended June 30, 2012.

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Impaired loans	$5,948	$—	$—	$5,948

December 31, 2011
Impaired loans	$9,587	$—	$—	$9,587

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

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$5,948	Market comparable properties	Marketability discount	21	% - 41% (27%)

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$23,670	$23,670	$—	$—
Interest-earning time deposits	3,486	3,486	—	—
Held to maturity securities	259	—	259	—
Loans held for sale	2,726	—	2,777	—
Loans, net of allowance for loan losses	243,945	—	—	247,304
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	764	—	764	—
Financial liabilities
Deposits	156,340	92,050	—	64,651
Federal Home Loan Bank advances	61,893	—	70,152	—
Interest payable	177	—	177	—

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

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$14,123	$14,123
Interest-earning time deposits	21,146	21,146
Held to maturity securities	315	315
Loans held for sale	666	674
Loans, net of allowance for loan losses	243,663	245,377
Federal Home Loan Bank stock	4,391	4,391
Interest receivable	833	833

Financial liabilities
Deposits	161,364	164,968
Federal Home Loan Bank advances	65,860	74,229
Interest payable	226	226

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

Note 7: Earnings Per Share

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Basic and diluted
Earnings:
Net Income	$511	$802

Shares:
Weighted average common shares outstanding	2,501	2,501
Less: Average unallocated ESOP shares	(188)	(188)

Average shares	2,313	2,313

Net income per common share, basic and diluted	$0.22	$0.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and six months ended June 30, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one- to four-family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2012 and December 31, 2011 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $6.5 million, or 2.2%, to $287.2 million at June 30, 2012 from $293.7 million at December 31, 2011. The decrease was primarily the result of paying off maturing Federal Home Loan Bank advances, a decrease in customer deposits, and a reduction in interest bearing time deposits.

Cash and cash equivalents increased $9.6 million, or 68.1%, to $23.7 million at June 30, 2012 from $14.1 million at December 31, 2011, and interest-earning time deposits decreased $17.7 million, or 83.4%, to $3.5 million at June 30, 2012 from $21.1 million at December 31, 2011. The net increase in cash and cash equivalents was primarily the result of funds received from the maturing of interest-earning time deposits which were used to pay down Federal Home Loan Bank advances and customer certificates of deposits.

Net loans increased $282,000, or 0.2%, to $243.9 million at June 30, 2012 from $243.7 million at December 31, 2011 as our construction loans decreased $3.3 million, or 16.9%, one-to four-family residential real estate loans decreased $8.0 million, or 11.8%, and our home equity loans decreased $2.0 million, or 15.0%. These were offset by an increase in our commercial real estate loans of $7.1 million, or 7.9% and decreases in our undisbursed loan funds and allowance for loan losses of $3.3 million, or 29.6%, and $3.0 million, or 31.6%, respectively.

The decrease in our allowance for loan losses was due to the March 31, 2012 charging off of $3.8 million of specific reserves on collateral-dependent impaired loans. These charge offs were considered confirmed losses and the majority of the charge offs were based on recent appraisal values or evaluations. The allowance for loan losses as a percentage of total loans decreased to 2.5% as of June 30, 2012, from 3.7% at December 31, 2011. However, we feel we are adequately covered because of the aforementioned charge offs taken during the three months ended March 31, 2012.

Securities held to maturity, consisting of one municipal security at June 30, 2012 decreased $56,000, or 17.8%, to $259,000 from $315,000 at December 31, 2011 due to paydowns.

Other real estate owned decreased $360,000, or 28.6%, to $1.0 million at June 30, 2012, from $1.4 million at December 31, 2011. The decrease in other real estate owned resulted from sales of $537,000 and write-downs of $45,000, offset by new foreclosures of $222,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $223,000, or 3.5%, to $5.5 million at June 30, 2012, from $5.7 million at December 31, 2011. The decrease was primarily attributable to a net decrease in our deferred and accrued federal income taxes of $418,000.

Deposits decreased by $5.1 million, or 3.2%, to $156.3 million at June 30, 2012 from $161.4 million at December 31, 2011. Certificates of deposit decreased $7.3 million, or 10.2%, to $64.3 million at June 30, 2012 from $71.6 million at December 31, 2011. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased by $2.2 million, or 2.4%, to $92.0 million at June 30, 2012 from $89.8 million at December 31, 2011. The increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts for new customers.

Federal Home Loan Bank advances decreased $4.0 million to $61.9 million at June 30, 2012 from $65.9 million at December 31, 2011 as a result of paying off maturing advances.

Interest payable and other liabilities, consisting mainly of liabilities for checks and money orders and accrued expenses, increased $1.8 million, or 120.0% to $3.3 million at June 30, 2012, from $1.5 million at December 31, 2011. The increase was primarily due to a $641,000 increase in our liability for checks and money orders and a $1.0 million increase in borrowers’ prepaid taxes and insurances.

Total stockholders’ equity increased $689,000, or 1.1%, to $65.7 million at June 30, 2012 from $65.0 million at December 31, 2011 primarily due to net income of $802,000. This was offset by purchases of 7,276 shares of Wolverine Bancorp, Inc. common stock, totaling $113,000 pursuant to our announced stock repurchase program which was approved by our Board of Directors on February 14, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. We recorded net income of $511,000 for the three months ended June 30, 2012 compared to net income of $244,000 for the three months ended June 30, 2011. The increase in our net income is primarily due to an increase in our net interest income of $252,000 to $2.5 million for the three months ended June 30, 2012 from $2.3 million for the three months ended June 30, 2011. In addition to this, we had an increase in our net gains on loans sales of $351,000 and a decrease in our provision for loan loss expense of $100,000. These were offset by an increase in our salaries and employee benefits of $218,000.

Interest and Dividend Income. Interest and dividend income decreased slightly by $78,000, or 2.2%, to $3.5 million for the three months ended June 30, 2012, as the average balance of interest-earning assets decreased $19.9 million to $277.4 million for the three months ended June 30, 2012 from $297.3 million for the three months ended June 30, 2011 which was partially offset by an increase in the average yield on interest-earning assets of 24 basis points to 5.08% during the 2012 period from 4.84% during the 2011 period. The increase in our average yield on interest-earning assets was due primarily to an increase in net loans and a decrease in lower yielding other interest-earning assets.

The biggest component of the decrease in average interest-earning assets was in other interest-earning assets, consisting of interest-earning overnight funds and time deposits, which decreased $26.5 million, or 51.9%, to $24.6 million for the three months ended June 30, 2012 from $51.1 million for the three months ended June 30, 2011. Although the average yield on this investment type increased 2 basis points from 0.39% to 0.41%, the decrease in the average balance resulted in a $25,000 decrease in interest income from other interest-earning assets to $25,000 for the three months ended June 30, 2012 from $50,000 for the three months ended June 30, 2011.

Average net loans increased $6.8 million, or 2.8%, to $248.1 million for the three months ended June 30, 2012 from $241.3 million for the three months ended June 30, 2011. Interest income on loans decreased slightly by $57,000, or 1.6%, to $3.5 million for the three months ended June 30, 2012, as the average yield on loans decreased 25 basis points to 5.58% for the three months ended June 30, 2012 from 5.83% for the three months ended June 30, 2011 reflecting the lower market interest rate environment.

Interest Expense. Interest expense decreased $330,000, or 25.3%, to $974,000 for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011, as the average balance of interest-bearing liabilities decreased $23.4 million, or 9.7%, to $218.0 million for the three months ended June 30, 2012 from $241.4 million for the three months ended June 30, 2011, and the average rate we paid on these liabilities decreased 37 basis points to 1.79% from 2.16%. The biggest component of the decrease was interest expense on Federal Home Loan Bank advances which decreased $200,000, or 23.9%, to $640,000 for the three months ended June 30, 2012 from $840,000 for the three months ended June 30, 2011. This resulted from a $9.9 million decrease in the average balance of Federal Home Loan Bank advances to $61.9 million for the three months ended June 30, 2012 from $71.8 million for the three months ended June 30, 2011 and a 55 basis point decrease in the average rate paid on borrowing from 4.68% for the three months ended June 30, 2011 to 4.13% for the three months ended June 30, 2012. The decrease in the average balance of these borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due.

Interest expense on certificates of deposits decreased $108,000 or 28.8% to $267,000 for the three months ended June 30, 2012 from $375,000 for the three months ended June 30, 2011. This is primarily due to a decrease in the average balance of certificates of deposits of $13.8 million to $65.4 million for the 2012 period, from $79.2 million for the 2011 period. The decrease in the balance of certificates of deposits was primarily due to a decrease in rates paid on these deposits in the continuing low interest rate environment. Additionally, the yield on certificates of deposit decreased 27 basis points to 1.63% for the 2012 period from 1.90% for the 2011 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $305,000, or 0.3%, to $90.7 million for the three months ended June 30, 2012 from $90.4 million for the three months ended June 30, 2011. However, the interest on core deposits decreased $22,000 to $67,000 for the 2012 period from $89,000 for the 2011 period, as the yield on these deposits for the three months ended June 30, 2012 decreased 9 basis points, or 24.7%, to 0.30% from 0.39% for the three months ended June 30, 2011.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $200,000, or 23.9%, to $640,000 for the three months ended June 30, 2012 from $840,000 for the three months ended June 30, 2011, as our average balance of our borrowings decreased $9.9 million and the average rate paid decreased 55 basis points to 4.13% from 4.68%. The decrease in the rate is due to two restructures of outstanding advances. First, in the third quarter of 2011, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ ‘blend and extend’ program, costing 3.78% with a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months. In addition, in the second quarter of 2012, we restructured $22.0 million of outstanding advances under the aforementioned program, costing 5.51% with a weighted average remaining maturity of 4 years to 4.22% with a weighted average remaining maturity of 9 years.

Net Interest Income. Net interest income increased $252,000, or 11.0%, to $2.5 million for the three months ended June 30, 2012 from $2.3 million for the three months ended June 30, 2011, as our average net interest-earning assets increased to $59.4 million from $55.9 million, our net interest rate spread increased 61 basis points to 3.29% from 2.68% and our net interest margin increased 57 basis points to 3.55% from 2.98%. The increases in our net interest rate spread and net interest margin reflected the restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, and an increase in our average net loans.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2011, we recorded a provision for loan losses of $300,000 for the three months ended June 30, 2012 and a provision for loan losses of $400,000 for the three months ended June 30, 2011. We have continued with additional provisions in 2012 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values. At June 30, 2012, non-performing loans totaled $11.2 million, or 4.6% of total loans, as compared to $14.6 million, or 6.0% of total loans, at June 30, 2011. The large decrease in non-performing loans is significantly due to the aforementioned charging off of the specific reserves which took place during the three months ended March 31, 2012.

The allowance for loan losses to total loans receivable decreased to 2.6% at June 30, 2012 from 4.0% at June 30, 2011. This ratio was at 3.7% at December 31, 2011. The decrease in our allowance for loan losses was primarily due to the charge off and elimination of all previously established specific valuation allowances, which totaled $3.8 million. We are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to the estimated collateral values on our collateral dependent impaired loans. Therefore, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has been adversely affected by these charge offs. Correspondingly, the amount of non-performing loans decreased from $16.0 million as of December 31, 2011 to $11.8 million as of March 31, 2012 primarily as a result of these charge offs.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased by $211,000, or 71.0%, to $508,000 for the three months ended June 30, 2012 from $297,000 for the three months ended June 30, 2011. The increase was primarily attributable to an increase of $351,000 in gain on sale of mortgage loans. This was offset by decreases in gross rental income on other real estate owned and net gain on other real estate owned of $34,000 and $51,000, respectively. These decreases were due to a decreased number of foreclosed rental properties and writedowns on current other real estate owned properties. There was also a decrease of $37,000 in loan fees earned. This is attributable to fees paid for mortgage loan processing services that are netted against loan fees earned.

Noninterest Expense. Noninterest expense increased by $157,000, or 8.6%, to $2.0 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011. The increase was primarily due to an increase of $218,000 or 25.1% in salaries and employee benefits expense due to increased staff and new positions. This was offset by a decrease of $76,000 in other real estate owned expenses.

Income Tax Expense. We recorded $266,000 of income tax expense for the three months ended June 30, 2012 compared to $127,000 of income tax expense for the 2011 quarter. The income tax expense was a result of increased income before income tax expense of $776,000 during the three months ended June 30, 2012 as compared to $371,000 for the three months ended June 30, 2011. Our effective tax rate was 34.3% for both the three months ended June 30, 2012 and the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. We recorded net income of $802,000 for the six months ended June 30, 2012 compared to net income of $446,000 for the six months ended June 30, 2011. Net interest income increased $560,000 to $5.1 million for the six months ended June 30, 2012 from $4.6 million for the six months ended June 30, 2011, and other noninterest income increased $264,000 to $1.0 million for the six months ended June 30, 2012 from $741,000 for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased slightly by $43,000, or 0.6%, to $7.1 million for the six months ended June 30, 2012 from $7.2 million for the six months ended June 30, 2011, as the average balance of interest-earning assets decreased $18.4 million to $279.6 million for the six months ended June 30, 2012 from $298.0 million for the six months ended June 30, 2011, and the average yield on interest-earning assets increased 29 basis points to 5.12% during the 2012 period from 4.83% during the 2011 period. The increase in our average yield on interest-earning assets was due primarily to an increase in net loans and a decrease in lower yielding other interest-earning assets.

The biggest component decrease in average interest-earning assets was in the other interest-earning assets category, consisting of interest-earning overnight funds and time deposits, which decreased $25.2 million, or 46.5% to $29.0 million for the six months ended June 30, 2012 from $54.2 million for the six months ended June 30, 2011. The average yield on these investments increased 6 basis points from 0.45% to 0.51%, resulting in a $49,000 decrease in interest income from other interest-earning assets to $73,000 for the six months ended June 30, 2012 from $122,000 for the six months ended June 30, 2011. This was offset by the increase in average net loans of $7.1 million or 3.0%, to $246.0 million for the six months ended June 30, 2012 from $238.9 million for the six months ended June 30, 2011.

Interest income on loans decreased slightly by $12,000, or 0.2%, to $7.0 million for the six months ended June 30, 2012 from $7.0 million for the six months ended June 30, 2011, as the average yield on loans decreased 18 basis points to 5.69% for the six months ended June 30, 2012 from 5.87% for the six months ended June 30, 2011 reflecting the lower market interest rate environment, and the average balance of loans increased $7.0 million, or 3.0%, to $245.9 million for the six months ended June 30, 2012 from $238.9 million for the six months ended June 30, 2011.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $31,000, or 16.4%, to $155,000 for the six months ended June 30, 2012 from $186,000 for the six months ended June 30, 2011. This decrease was primarily attributable to a decrease in the average balance of other interest-earning assets, consisting of interest-earning overnight funds, and time deposits and a decrease in the weighted average yield paid on these interest-earning assets. The average balance as of June 30, 2011 of other interest-earning assets was $59.1 million, compared to the average balance for the six months ended June 30, 2012 of $33.7 million. This decrease of $25.4 million represents a decrease of 42.9%. This shift in asset mix caused the weighted average yield paid on these interest-earning assets to increase 29 basis points to 0.92% for the 2012 period from 0.63% for the 2011 period.

Interest Expense. Interest expense decreased $603,000, or 23.0%, to $2.0 million for the six months ended June 30, 2012 from $2.6 million for the six months ended June 30, 2011, as the average balance of interest-bearing liabilities decreased $22.0 million, or 9.1%, to $220.7 million for the six months ended June 30, 2012 from $242.7 million for the six months ended June 30, 2011. The average rate we paid on these liabilities decreased 33 basis points to 1.83% from 2.16%. The biggest component of the decrease was interest expense on Federal Home Loan Bank advances which decreased $328,000, or 19.9%, to $1.3 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011. This resulted from an $9.3 million decrease in the average balance of Federal Home Loan Bank advances to $62.5 million for the six months ended June 30, 2012 from $71.8 million for the six months ended June 30, 2011 and a 37 basis point decrease in the average rate paid on borrowing from 4.60% for the six months ended June 30, 2011 to 4.23% for the six months ended June 30, 2012. The decrease in the average balance of these borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due. Additionally, the impact of restructuring our advances decreased the average yield from the 2011 period to the 2012 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $1.0 million, or 1.2%, to $91.4 million for the six months ended June 30, 2012 from $90.4 million for the six months ended June 30, 2011. Also, the interest on core deposits decreased $46,000 to $140,000 for the 2012 period from $187,000 for the 2011 period.

Interest expense on certificates of deposits decreased $228,000 or 29.1% to $557,000 for the six months ended June 30, 2012 from $786,000 for the six months ended June 30, 2011. This is primarily due to a decrease in the average balance of certificates of deposits of $13.8 million to $66.7 million for the 2012 period, from $80.5 million for the 2011 period. The decrease in the balance of certificates of deposits was primarily due to a decrease in interest rates. Also the yield on certificates of deposit decreased 28 basis points to 1.67% for the 2012 period from 1.95% for the 2011 period.

Net Interest Income. Net interest income increased $560,000, or 12.2%, to $5.1 million for the six months ended June 30, 2012 from $4.6 million for the six months ended June 30, 2011, as our net interest-earning assets increased to $59.0 million from $55.4 million, our net interest rate spread increased 62 basis points to 3.29% from 2.67% and our net interest margin increased 60 basis points to 3.56% from 2.96%. The increases in our net interest rate spread and net interest margin reflected the restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2011 10-K, we recorded a provision for loan losses of $950,000 for the six months ended June 30, 2012 and a provision for loan losses of $760,000 for the six months ended June 30, 2011. We have continued with additional provisions in 2012 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans decreased to 57.8% at June 30, 2012 from 69.2% at June 30, 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2012 and 2011.

Noninterest Income. Noninterest income increased by $264,000, or 35.6%, to $1.0 million for the six months ended June 30, 2012 from $741,000 for the six months ended June 30, 2011. The increase was primarily attributable to an increase of $559,000 in gain on sale of mortgage loans. This was offset by decreases in gross rental income on other real estate owned and net gain on other real estate owned of $90,000 and $138,000, respectively. These decreases were due to a decreased number of foreclosed rental properties and writedowns on current other real estate owned properties.

Noninterest Expense. Noninterest expense increased by $94,000, or 2.4%, to $4.0 million for the six months ended June 30, 2012 from $3.9 million for the six months ended June 30, 2011. The increase was primarily due to an increase of $446,000 or 25.9% in salaries and employee benefits expense due to increased staff and new positions. This was offset by a decrease of $402,000 in other real estate owned expenses due to a decrease in foreclosed properties.

Income Tax Expense. We recorded a $418,000 income tax expense for the six months ended June 30, 2012 compared to a $234,000 income tax expense for the 2011 period, reflecting the income of $1.2 million before income tax expense during the six months ended June 30, 2012 versus income before income tax of $680,000 for the six months ended June 30, 2011. Our effective tax expense rate was 34.3% for the six months ended June 30, 2012 compared to an effective tax expense rate of 34.4% for the six months ended June 30, 2011.

Asset Quality

Other real estate owned totaled $1.0 million, or 0.35% of total assets, at June 30, 2012 as compared to $2.0 million, or 0.7% of total assets, at June 30, 2011. The largest relationship as of June 30, 2012 was $215,000, or 21.4% of other real estate owned, which consisted of two single family homes. This relationship was also the largest other real estate owned relationship at December 31, 2011.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $12.3 million, or 4.6% of total assets, at June 31, 2012 as compared to $16.6 million, or 5.4% of total assets, at June 30, 2011.

The largest substandard relationship as of June 30, 2012 has a total balance of $4.3 million. Of the $19.6 million loans rated substandard, approximately $9.3 million are performing.

At June 30, 2012, we had 7 loans, totaling $3.5 million, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. The largest loan had an outstanding principal balance of $3.0 million and was intended to be paid off. The renewal loan has since been approved as a short-term renewal and is expected to close in the period ending September 30, 2012. Of the remaining loans, one was classified as substandard, totaling $106,000. At June 30, 2012, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of Wolverine Bancorp, Inc. of shares of its common stock.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average Price	Part of Publicly	Be Purchased Under
	Shares	Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)
April 1, 2012 through April 30, 2012	3,285	$15.50	3,285	118,899
May 1, 2012 through May 31, 2012	—	$—	—	118,899
June 1, 2012 through June 30, 2012	800	$15.60	800	118,099

	4,085		4,085

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: August 14, 2012	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 14, 2012	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer