Form 10-Q/A
period 2012-06-30
Wolverine Bancorp, Inc.
filed 2012-08-28
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
YES [ X ]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ X ]     NO [   ]

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
YES [   ]     NO [X]

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of July 31, 2012, was 2,496,224.

WOLVERINE BANCORP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 for Wolverine Bancorp, Inc. (the “Registrant”) is being filed to correct the number of the Registrant’s outstanding shares as of July 31, 2012 which appears on the cover page. The Registrant initially filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 on August 14, 2012. Other than the number of outstanding shares outstanding as of July 31, 2012, no other information has been changed from the initial filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE BANCORP, INC.

Date: August 28, 2012	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 28, 2012	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer