Form 10-Q
period 2012-09-30
Wolverine Bancorp, Inc.
filed 2012-11-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of November 12, 2012, was 2,498,982.

Wolverine Bancorp, Inc.

Form 10-Q

Index

		Page
	Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

	Part II. Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
	Signature Page	40

Part I. Financial Information

Item 1.	Financial Statements

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$371	$454
Interest-earning demand deposits	18,845	13,669

Cash and cash equivalents	19,216	14,123
Interest-earning time deposits	—	21,146
Held to maturity securities	242	315
Loans held for sale	4,503	666
Loans, net of allowance for loan losses of $6,407 and $9,503	249,254	243,663
Premises and equipment, net	1,529	1,503
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	991	1,365
Accrued interest receivable	809	833
Other assets	3,349	5,677

Total assets	$284,284	$293,682

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$152,398	$161,364
Federal Home Loan Bank advances	61,910	65,860
Interest payable and other liabilities	4,290	1,481

Total liabilities	218,598	228,705

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Issued and outstanding – 2,552,105 and 2,507,500 at September 30, 2012 and December 31, 2011	$25	$25
Additional paid-in capital	23,333	23,806
Unearned employee stock ownership plan (ESOP)	(1,906)	(1,906)
Retained earnings	44,234	43,052

Total stockholders’ equity	65,686	64,977

Total liabilities and stockholders’ equity	$284,284	$293,682

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$3,432	$3,538	$10,435	$10,553
Investment securities and other	49	80	204	266

Total interest and dividend income	3,481	3,618	10,639	10,819

Interest Expense
Deposits	286	436	984	1,409
Borrowings	594	805	1,915	2,455

Total interest expense	880	1,241	2,899	3,864

Net Interest Income	2,601	2,377	7,740	6,955
Provision for Loan Losses	475	325	1,425	1,085

Net Interest Income After Provision for Loan Losses	2,126	2,052	6,315	5,870

Noninterest Income
Service charges and fees	55	67	177	190
Net gain on loan sales	707	216	1,483	433
Gross income on real estate owned	—	20	2	111
Loan fees earned	(44)	53	38	172
Net gain (loss) on sale of real estate owned	(67)	(122)	(130)	(47)
Recovery of wire transfer fraud	—	165	—	165
Other	40	42	126	158

Total noninterest income	691	441	1,696	1,182

Noninterest Expense
Salaries and employee benefits	1,329	917	3,497	2,640
Net occupancy and equipment expense	210	201	605	570
Information technology expense	49	62	168	181
Federal deposit insurance corporation premiums	69	73	211	215
Professional and services fees	120	147	397	435
Other real estate owned expense	48	118	192	664
Loan legal expense	16	24	71	101
Other	392	335	1,066	952

Total noninterest expense	2,233	1,877	6,207	5,5758

Income Before Income Tax	584	616	1,804	1,294
Provision for Income Taxes	204	210	622	443

Net Income and Comprehensive Income	$380	$406	$1,182	$851

Earnings Per Share:
Basic	$0.16	$0.18	$0.51	$0.34

Diluted	$0.16	$0.18	$0.51	$0.34

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating Activities
Net income	$1,182	$851
Items not requiring (providing) cash
Depreciation	175	161
Provision for loan losses	1,425	1,085
Writedowns of other real estate		378
Amortization of Federal Home Loan Bank advance prepayment penalty	50	49
Loss on other real estate owned	130	47
Loans originated for sale	(73,757)	(23,016)
Proceeds from loans sold	71,403	23,337
Gain on sale of loans	(1,483)	(433)
Gain on sale of premises or equipment	(1)	(31)
Changes in
Interest receivable and other assets	2,292	1,100
Interest payable and other liabilities	2,809	534

Net cash provided by operating activities	4,225	4,062

Investing Activities
Net change in interest-bearing deposits	21,146	(15,415)
Proceeds from calls, maturities and pay-downs of held to maturity securities	74	73
Net change in loans	(7,510)	(10,532)
Proceeds from sale of premises and equipment	23	64
Proceeds from sale of real estate owned	797	1,911
Redemption of FHLB stock	—	219
Purchase of premises and equipment	(223)	(87)

Net cash provided by (used in) investing activities	14,307	(23,767)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	782	61
Net change in certificates of deposit	(9,748)	(11,326)
Proceeds from stock conversion	—	2,676
Issuance of Stock Award	36	—
Proceeds from Federal Home Loan Bank advances	22,000	—
Repayment of Federal Home Loan Bank advances	(26,000)	(7,000)
Purchase of treasury stock	(509)	—

Net cash used in financing activities	(13,439)	(15,589)

Increase (Decrease) in Cash and Cash Equivalents	5,093	(35,294)
Cash and Cash Equivalents, Beginning of Period	14,123	48,936

Cash and Cash Equivalents, End of Period	$19,216	$13,642

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,972	$3,901
Income taxes paid	650	145
Loans transferred to real estate owned	493	966

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Amounts in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	$25	$23,806	$(1,906)	$43,052	$64,977
Net income	—	—	—	1,182	1,182
Purchase of 30,618 shares of common stock	—	(509)	—	—	(509)
Share based compensation expense	—	36			36

Balances at September 30, 2012	$25	$23,333	$(1,906)	$44,234	$65,686

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2012.

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

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
September 30, 2012
Municipal	$242	$—	$—	$242

December 31, 2011
Municipal	$315	$—	$—	$315

The amortized cost and fair value of securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	242	242
After ten years	—	—

Totals	$242	$242

There were no sales of securities during the nine months ended September 30, 2012 and 2011.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 5: Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2012	2011
Real Estate
One-to four-family	$60,993	$68,287
Home equity	10,513	13,572
Commercial mortgage loans
Commercial real estate	104,699	89,463
Multifamily	54,367	51,411
Land	11,807	13,445
Construction	13,238	19,704
Commercial Non-mortgage	7,222	7,675
Consumer	1,147	1,247

Total loans	263,986	264,804

Less
Net deferred loan fees, premiums and discounts	448	440
Undisbursed portion of loans	7,877	11,198
Allowance for loan losses	6,407	9,503

Net loans	$249,254	$243,663

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

(Amounts in Thousands)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Amounts in Thousands)

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2012, December 31, 2011 and September 30, 2011:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of September 30, 2012
Allowance for loan losses:
Balance, beginning of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503
Provision charged to expense	(65)	(51)	309	572	582	(100)	179	(1)	1,425
Losses charged off	(61)	—	(1,252)	(1,241)	(1,918)	(2)	(169)	(4)	(4,647)
Recoveries	26	16	25	55	—	—	—	4	126

Balance, end of period	$1,480	$255	$2,544	$1,319	$286	$321	$175	$27	$6,407

Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$100	$—	$—	$—	$100

Ending balance: collectively evaluated for impairment	$1,480	$255	$2,544	$1,319	$186	$321	$175	$27	$6,307

Loans:
Ending Balance	$60,993	$10,513	$104,699	$54,367	$11,807	$13,238	$7,222	$1,147	$263,986

Ending Balance: individually evaluated for impairment	$1,867	$—	$6,287	$8,127	$5,397	$—	$278	$—	$21,956

Ending Balance: collectively evaluated for impairment	$59,126	$10,513	$98,412	$46,240	$6,410	$13,238	$6,944	$1,147	$242,030

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2012
Allowance for loan losses:
Balance, beginning of year	$1,514	$290	$2,425	$1,327	$314	$411	$189	$30	$6,500
Provision charged to expense	(38)	(35)	91	(10)	404	(90)	155	(2)	475
Losses charged off	—	—	—	—	(432)	—	(169)	(1)	(602)
Recoveries	4	—	28	2	—	—	—	—	34

Balance, end of period	$1,480	$255	$2,544	$1,319	$286	$321	$175	$27	$6,407

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(166)	138	328	168	973	56	(104)	(8)	1,385
Losses charged off	(335)	(161)	(785)	—	(391)	—	—	(3)	(1,675)
Recoveries	2	—	5	—	4	—	—	7	18

Balance, end of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Ending Balance: individually evaluated for impairment	$111	$—	$1,538	$829	$1,332	$2	$—	$—	$3,812

Ending balance: collectively evaluated for impairment	$1,469	$290	$1,924	$1,104	$290	$421	$165	$28	$5,691

Loans:
Ending Balance	$68,287	$13,572	$89,463	$51,411	$13,445	$19,704	$7,675	$1,247	$264,804

Ending Balance: individually evaluated for impairment	$3,314	$327	$9,206	$9,854	$8,710	$174	$375	$—	$31,960

Ending Balance: collectively evaluated for impairment	$64,973	$13,245	$80,257	$41,557	$4,735	$19,530	$7,300	$1,247	$232,844

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of September 30, 2011
Allowance for loan losses:
Balance, beginning of year	$2,079	$313	$3,914	$1,765	$1,036	$367	$269	$32	$9,775
Provision charged to expense	(23)	129	269	109	641	15	(53)	(2)	1,085
Losses charged off	(114)	(111)	(693)	—	—	—	—	(2)	(920)
Recoveries	2	—	5	—	1	—	—	6	14

Balance, end of year	$1,944	$331	$3,495	$1,874	$1,678	$382	$216	$34	$9,954

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2011
Allowance for loan losses:
Balance, beginning of quarter	$1,971	$337	$3,608	$1,894	$1,685	$389	$220	$34	$10,138
Provision charged to expense	48	105	212	(20)	(7)	(7)	(4)	(2)	325
Losses charged off	(75)	(111)	(325)	—	—	—	—	—	(511)
Recoveries	—	—	—	—	—	—	—	2	2

Balance, end of period	$1,944	$331	$3,495	$1,874	$1,678	$382	$216	$34	$9,954

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$55,494	$61,574	$10,470	$13,331	$80,177	$63,107	$38,458	$34,012
Pass (Closely Monitored)	3,258	3,387	43	—	9,527	9,136	6,086	5,581
Special Mention	1,052	508	—	35	8,911	8,512	5,439	6,043
Substandard	1,189	2,818	—	206	6,084	8,708	4,384	5,775
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$60,993	$68,287	$10,513	$13,572	$104,699	$89,463	$54,367	$51,411

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$5,099	$3,043	$12,912	$19,410	$6,779	$7,034	$1,122	$1,242	$210,512	$202,753
Pass (Closely Monitored)	840	797	—	120	72	162	25	5	19,849	19,188
Special Mention	602	1,572	326	—	94	104	—	—	16,424	16,774
Substandard	5,266	8,033	—	174	277	375	—	—	17,201	26,089
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$11,807	$13,445	$13,238	$19,704	$7,222	$7,675	$1,147	$1,247	$263,986	$264,804

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

The Pass (Closely Monitored) asset quality rating encompasses assets that have been brought to the attention of management and may, if not corrected, warrant a more serious quality rating by management. These assets are usually in the first phase of a deficiency situation and may possess similar criteria as Special Mention assets. This grade includes “pass grade” loans to borrowers which require special monitoring because of deteriorating financial results, declining credit ratings, decreasing cash flow, increasing leverage, marginal collateral coverage or industry stress that has resulted or may result in a changing overall risk profile.

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

The following table is a summary of our past due and non-accrual loans as of September 30, 2012 and December 31, 2011:

As of September 30, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$—	$—	$126	$126	$60,867	$60,993	$—	$818
Home Equity	—	—	—	—	10,513	10,513	—	—
Commercial Real Estate	652	173	1,359	2,184	102,515	104,699	—	3,019
Multifamily	3,932	—	—	3,932	50,435	54,367	—	—
Land	—	—	4,988	4,988	6,819	11,807	—	5,304
Construction	—	—	—	—	13,238	13,238	—	—
Commercial Non-Mortgage	—	—	270	270	6,952	7,222	—	277
Consumer	—	—	—	—	1,147	1,147	—	—

Total	$4,584	$173	$6,743	$11,500	$252,486	$263,986	$—	$9,418

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended September 30, 2012:

As of September 30, 2012	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,867	$2,002	$—	$2,273	$2,519	$27	$77
Home Equity	—	—	—	51	171	—	—
Commercial Real Estate	6,287	8,452	—	8,755	8,621	110	283
Multifamily	8,127	8,941	—	8,695	9,285	141	413
Land	1,166	2,955	—	3,133	4,849	36	133
Construction	—	2	—	2	40	—	—
Commercial Non-Mortgage	278	372	—	372	374	3	9
Consumer	—	—	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	$—	$—	$—	$—	$—	$—	$—
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Land	4,231	5,190	100	5,160	4,086	52	157
Construction	—	—	—	—	—	—	—
Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total
1-4 Family	$1,867	$2,002	$—	$2,273	$2,519	$27	$77
Home Equity	—	—	—	51	171	—	—
Commercial Real Estate	6,287	8,452	—	8,755	8,621	110	283
Multifamily	8,127	8,941	—	8,695	9,285	141	413
Land	5,397	8,145	100	8,293	8,935	88	290
Construction	—	2	—	2	40	—	—
Commercial Non-Mortgage	278	372	—	372	374	3	9
Consumer	—	—	—	—	—	—	—

Total	$21,956	$27,914	$100	$28,441	$29,945	$369	$1,072

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans for the period ended September 30, 2011:

As of September 30, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans w/o a specific valuation allowance
1-4 Family	$1,610	$1,610	$—	$1,738	$73
Home Equity	331	331	—	164	6
Commercial Real Estate	2,733	2,733	—	2,328	73
Multifamily	393	393	—	50	—
Land	—	—	—	90	—
Construction	172	172	—	49	—
Commercial Non-Mortgage	377	377	—	252	8
Consumer	—	—	—	—	—
Loans w/ a specific valuation allowance
1-4 Family	$1,656	$1,656	$181	$1,300	$65
Home Equity	115	115	5	91	14
Commercial Real Estate	6,032	6,032	1,525	5,907	281
Multifamily	9,605	9,605	828	9,417	392
Land	8,957	8,957	1,329	8,173	287
Construction	92	92	21	127	3
Commercial Non-Mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Total
1-4 Family	$3,266	$3,266	$181	$3,038	$138
Home Equity	446	446	5	255	20
Commercial Real Estate	8,765	8,765	1,525	8,235	354
Multifamily	9,998	9,998	828	9,467	392
Land	8,957	8,957	1,329	8,263	287
Construction	264	264	21	176	3
Commercial Non-Mortgage	377	377	—	252	8
Consumer	—	—	—	—	—

Total	$32,073	$32,073	$3,889	$29,686	$1,202

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

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2012:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
	(Dollars in thousands)
Commercial Real Estate	1	639	639	4	876	882

Commercial Permanent Balloon	1	510	510	1	510	510

Total loans	2	$1,149	$1,149	5	$1,386	$1,392

We had no TDRs that had payment defaults during 2012. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring. Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three and nine months ended September 30, 2012 and September 30, 2011, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2011:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
	(Dollars in thousands)
One-to four-family	—	$—	$—	2	$315	$315
Home equity	—	—	—	2	115	115
Commercial real estate	1	489	539	6	2,752	2,802
Land	—	—	—	3	309	309
Construction	—	—	—	1	90	90

Total loans	1	$489	$539	14	$3,581	$3,631

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 during the three months ended September 30, 2012.

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Impaired loans	$5,176	$—	$—	$5,176

December 31, 2011
Impaired loans	$9,587	$—	$—	$9,587

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts and Dollars in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Collateral-dependent Impaired Loans

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

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$5,176	Market comparable properties	Marketability discount	21% - 41% (27%)

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$19,216	$19,216	$—	$—
Held to maturity securities	242	—	242	—
Loans held for sale	4,503	—	4,628	—
Loans, net of allowance for loan losses	249,254	—	—	252,582
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	809	—	809	—
Financial liabilities
Deposits	152,398	90,530	—	62,694
Federal Home Loan Bank advances	61,910	—	67,642	—
Interest payable	150	—	150	—

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

Note 7: Earnings Per Share

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Basic and diluted
Earnings:
Net Income	$380	$1,182

Shares:
Weighted average common shares outstanding	2,516	2,514
Less: Average unallocated ESOP shares	(186)	(186)

Average shares	2,330	2,328

Net income per common share, basic and diluted	$0.16	$0.51

Options to purchase 139,158 shares of common stock at $17.30 per share were outstanding at September 30, 2012, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Basic and diluted
Earnings:
Net Income (1)	$406	$792

Shares (1):
Weighted average common shares outstanding	2,507	2,507
Less: Average unallocated ESOP shares	(201)	(201)

Average shares	2,306	2,306

Net income per common share, basic and diluted (1)	$0.18	$0.34

(1)	Calculated from January 20, 2011, the effective date of the conversion and stock offering to the period end.

Note 8: Share Based Compensation

In May 2012, the Company’s stockholders approved the Wolverine Bancorp, Inc. 2012 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to key officers and outside directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the three and nine months ended September 30, 2012 was $36,000.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at July 1, 2012	—	—	—
Granted	139,158	$17.30	10
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Options outstanding at September 30, 2012	139,158	—	10

As of September 30, 2012, the Company had $341,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. There were no exercisable options vested in the three or nine months ended September 30, 2012. Stock option expense for the three and nine months ended September 30, 2012 was $8,000. The aggregate grant date fair value of the stock options was $349,000. The total intrinsic value of options as of September 30, 2012, was $28,000.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	17.37%
Risk-free interest rate	1.34%
Expected dividend yield	2.00%
Expected life (in years)	7.50
Exercise price for the stock options	$17.30

Expected volatility — Based on the historical volatility of share price.

Risk-free interest rate — Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividend yield — The Company currently does not pay a dividend; therefore, the expected dividend yield was estimated for the portion of the life of the options that the Company expects to pay a dividend.

Expected life — Based on an average of the five year vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options — Based on the closing price of the Company’s stock on the date of grant.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at July 1, 2012	—	—
Granted	75,223	$17.30
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2012	75,223	$17.30

As of September 30, 2012, the Company had $1.3 million of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2012 was $28,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months and nine months ended September 30, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at September 30, 2012 and December 31, 2011 and no valuation allowance was necessary.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets decreased $9.7 million, or 3.3%, to $284.0 million at September 30, 2012 from $293.7 million at December 31, 2011. The decrease resulted from a decrease of $21.2 million in interest-earning time deposits, offset in part by an increase of $5.1 million in cash and cash equivalents and an increase of $5.3 million in net loans.

Cash and cash equivalents increased $5.1 million, or 36.2%, to $19.2 million at September 30, 2012 from $14.1 million at December 31, 2011, and interest-earning time deposits decreased $21.1 million, or 100%, to $0 at September 30, 2012 from $21.1 million at December 31, 2011. The net increase in cash and cash equivalents and funds received from maturing interest-earning time deposits were used to pay down Federal Home Loan Bank advances, customer certificates of deposits and funding of loan originations.

Loans held for sale increased $3.8 million, or 576%, to $4.5 million at September 30, 3012 from $666,000 at December 31, 2011. This increase reflects the low rate environment that has facilitated a historically high volume of secondary market lending.

Net loans increased $5.3 million, or 2.2%, to $249.0 million at September 30, 2012 from $243.7 million at December 31, 2011. The loan portfolio increased primarily as a result of commercial real estate loans increasing $15.2 million or 17.0%, the undisbursed portion of loans decreasing by $3.3 million or 29.7% and the allowance for loan losses decreasing $3.1 million, or 32.6%. These were offset by construction loans decreasing $6.5 million, or 32.8%, one-to four-family residential real estate loans decreasing $7.3 million, or 10.7%, and home equity loans decreasing $3.1 million, or 22.5%. The decrease in one-to-four residential real estate loans and home equity loans are primarily due to borrower’s refinancing in the current low interest rate environment.

The decrease in our allowance for loan losses was due to the March 31, 2012 charging off of $3.8 million of specific reserves on collateral-dependent impaired loans. These charge offs were considered confirmed losses and the majority of the charge offs were based on recent appraisal values or evaluations. The allowance for loan losses as a percentage of total loans decreased to 2.6% as of September 30, 2012, from 3.7% at December 31, 2011. Management believes, we feel we are adequately covered because of the aforementioned charge offs taken during the three months ended March 31, 2012.

Securities held to maturity, consisting of one municipal security at September 30, 2012 decreased $73,000, or 23.2%, to $242,000 from $315,000 at December 31, 2011 due to paydowns.

Other real estate owned decreased $409,000, or 29.2%, to $991,000 at September 30, 2012, from $1.4 million at December 31, 2011. The decrease in other real estate owned resulted from sale proceeds of $809,000 and writedowns of $70,000, offset by new foreclosures of $312,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $2.4 million, or 42.1%, to $3.3 million at September 30, 2012, from $5.7 million at December 31, 2011. The decrease was primarily attributable to a net decrease in our deferred and accrued federal income taxes of $1.9 million which was primarily attributable to a refund of 2008 and 2009 federal income taxes resulting from our 2010 loss carryback.

Deposits decreased by $9.0 million, or 5.6%, to $152.4 million at September 30, 2012 from $161.4 million at December 31, 2011. Certificates of deposit decreased $9.7 million, or 13.6%, to $61.9 million at September 30, 2012 from $71.6 million at December 31, 2011. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) remained at $89.8 million.

Federal Home Loan Bank advances decreased $4.0 million to $61.9 million at September 30, 2012 from $65.9 million at December 31, 2011 as a result of paying off maturing advances.

Interest payable and other liabilities, consisting mainly of liabilities for checks and money orders and accrued expenses, increased $2.8 million, or 187.0% to $4.3 million at September 30, 2012, from $1.5 million at December 31, 2011. The increase was primarily due to increased month-end activity in our liability for checks and money orders of $1.9 million and a $422,000 increase in borrowers’ prepaid taxes and insurances.

Total stockholders’ equity increased $709,000, or 1.1%, to $65.7 million at September 30, 2012 from $65.0 million at December 31, 2011 primarily due to net income of $1.2 million. This was offset by purchases of 30,618 shares of Wolverine Bancorp, Inc. common stock, totaling $509,000 pursuant to our announced stock repurchase program which was approved by our Board of Directors on February 14, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. We recorded net income of $380,000 for the three months ended September 30, 2012 compared to net income of $406,000 for the three months ended September 30, 2011. The decrease in our net income is primarily due to an increase in our provision for loan losses of $150,000 to $475,000 for the three months ended September 30, 2012 from $325,000 for the three months ended September 30, 2011 and an increase of $356,000 in non-interest expense offset in part by a $491,000 increase of gain on sale of loans.

Interest and Dividend Income. Interest and dividend income decreased by $137,000, or 3.8%, to $3.5 million for the three months ended September 30, 2012, as the average balance of interest-earning assets decreased $13.0 million to $277.7 million for the three months ended September 30, 2012 from $290.7 million for the three months ended September 30, 2011. The decrease in the average balance of interest-earning assets was partially offset by an increase in the average yield on interest-earning assets of 3 basis points to 5.01% during the 2012 period from 4.98% during the 2011 period.

The biggest component of the decrease in average interest-earning assets was in other interest-earning assets, consisting of interest-earning overnight funds and time deposits, which decreased $19.0 million, or 44.9%, to $23.3 million for the three months ended September 30, 2012 from $42.4 million for the three months ended September 30, 2011. The average yield on these assets decreased 22 basis points from 0.46% to 0.24%. The decrease in the average balance resulted in a $35,000 decrease in interest income from other interest-earning assets to $14,000 for the three months ended September 30, 2012 from $49,000 for the three months ended September 30, 2011.

Average net loans increased $6.1 million, or 2.5%, to $249.7 million for the three months ended September 30, 2012 from $243.6 million for the three months ended September 30, 2011. Interest income on loans decreased slightly by $106,000, or 3%, to $3.4 million for the three months ended September 30, 2012, as the average yield on loans decreased 31 basis points to 5.50% for the three months ended September 30, 2012 from 5.81% for the three months ended September 30, 2011 reflecting the lower market interest rate environment.

Interest Expense. Interest expense decreased $361,000, or 29.1%, to $880,000 for the three months ended September 30, 2012 from $1.2 million for the three months ended September 30, 2011, as the average balance of interest-bearing liabilities decreased $17.7 million, or 7.6%, to $215.9 million for the three months ended September 30, 2012 from $233.6 million for the three months ended September 30, 2011, and the average rate we paid on these liabilities decreased 50 basis points to 1.63% from 2.13%. The biggest component of the decrease was interest expense on Federal Home Loan Bank advances which decreased $211,000, or 26.2%, to $594,000 for the three months ended September 30, 2012 from $805,000 for the three months ended September 30, 2011. This resulted from a $8.6 million decrease in the average balance of Federal Home Loan Bank advances to $61.9 million for the three months ended September 30, 2012 from $70.5 million for the three months ended September 30, 2011 as management determined not to renew maturing advances, and a 73 basis point decrease in the average rate paid on borrowings from 4.57% for the three months ended September 30, 2011 to 3.84% for the three months ended September 30, 2012.

Interest expense on certificates of deposits decreased $130,000 or 36.8%, to $223,000 for the three months ended September 30, 2012 from $353,000 for the three months ended September 30, 2011 resulting primarily from a $13.8 million decrease in the average balance of certificates of deposits to $62.2 million for the 2012 period, from $76.0 million for the 2011 period. The decrease in the balance of certificates of deposits was primarily due to customer withdrawals resulting from a decrease in rates paid on these deposits in the continuing low interest rate environment. Additionally, the yield on certificates of deposit decreased 42 basis points to 1.44% for the 2012 period from 1.86% for the 2011 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $4.8 million, or 5.5%, to $91.8 million for the three months ended September 30, 2012 from $87.0 million for the three months ended September 30, 2011. However, the interest on core deposits decreased $20,000 to $63,000 for the 2012 period from $83,000 for the 2011 period, as the yield on these deposits for the three months ended September 30, 2012 decreased 11 basis points, or 28.2%, to 0.27% from 0.38% for the three months ended September 30, 2011.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $211,000, or 26.2%, to $594,000 for the three months ended September 30, 2012 from $805,000 for the three months ended September 30, 2011, as the average balance of our borrowings decreased $8.6 million and the average rate paid on these borrowings decreased 73 basis points to 3.84% from 4.57%. The decrease in the rate was due to two restructures of outstanding advances. First, in the third quarter of 2011, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ ‘blend and extend’ program, with a rate of 3.78% and a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months. In addition, in the second quarter of 2012, we restructured $22.0 million of outstanding advances under the aforementioned program, with a rate of 5.51% with a weighted average remaining maturity of 4 years to 4.22% with a weighted average remaining maturity of 9 years.

Net Interest Income. Net interest income increased $224,000, or 9.4%, to $2.6 million for the three months ended September 30, 2012 from $2.4 million for the three months ended September 30, 2011, as our average net interest-earning assets increased to $61.8 million from $57.1 million, our net interest rate spread increased 53 basis points to 3.38% from 2.85% and our net interest margin increased 47 basis points to 3.63% from 3.17%. The increases in our net interest rate spread and net interest margin reflected the restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and runoff of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, and an increase in our average net loans.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2011, we recorded a provision for loan losses of $475,000 for the three months ended September 30, 2012 and a provision for loan losses of $325,000 for the three months ended September 30, 2011. We have continued with additional provisions in 2012 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values. At September 30, 2012, non-performing loans totaled $11.1 million, or 4.4% of total loans, as compared to $15.3 million, or 6.3% of total loans, at September 30, 2011. The large decrease in non-performing loans is significantly due to the aforementioned charging off of the specific reserves which took place during the three months ended March 31, 2012 and a $600,000 charge-off relating to one relationship recorded in September 2012.

The allowance for loan losses to total loans receivable decreased to 2.6% at September 30, 2012 from 3.9% at September 30, 2011. This ratio was at 3.7% at December 31, 2011. The decrease in our allowance for loan losses was primarily due to the charge off and elimination of all previously established specific valuation allowances, which totaled $3.8 million. We are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to the estimated collateral values on our collateral dependent impaired loans. Therefore, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has been adversely affected by these charge offs. Correspondingly, the amount of non-performing loans decreased from $16.0 million as of December 31, 2011 to $11.1 million as of September 30, 2012 primarily as a result of these charge offs.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased by $250,000, or 56.7%, to $691,000 for the three months ended September 30, 2012 from $441,000 for the three months ended September 30, 2011. The increase was primarily attributable to an increase of $491,000 in net gain on loan sales. This was offset by decreases in loan fees earned which are now netted against the fees paid to our mortgage loan processing provider that was engaged in 2012. Additionally, miscellaneous income decreased from the prior year period due to a $165,000 settlement of an insurance claim made under our financial institution bond received in 2011. The settlement relates to an expense we incurred in connection with an external wire transfer in June 2010.

Noninterest Expense. Noninterest expense increased by $356,000, or 19.0%, to $2.2 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011. The increase was primarily due to an increase of $412,000 or 44.9% in salaries and employee benefits expense due to increased staff and new positions. This was offset by a decrease of $27,000 in professional and service fees.

Income Tax Expense. We recorded $204,000 of income tax expense for the three months ended September 30, 2012 compared to $210,000 of income tax expense for the 2011 quarter. Our effective tax rate was 34.9% for the three months ended September 30, 2012 and 34.1% the three months ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. We recorded net income of $1.2 million for the nine months ended September 30, 2012 compared to net income of $851,000 for the nine months ended September 30, 2011. Net interest income increased $785,000 to $7.7 million for the nine months ended September 30, 2012 from $7.0 million for the nine months ended September 30, 2011, and other noninterest income increased $514,000 to $1.7 million for the nine months ended September 30, 2012 from $1.2 million for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased by $180,000, or 1.7%, to $10.6 million for the nine months ended September 30, 2012 from $10.8 million for the nine months ended September 30, 2011, as the average balance of interest-earning assets decreased $16.6 million to $279.0 million for the nine months ended September 30, 2012 from $295.6 million for the nine months ended September 30, 2011, and the average yield on interest-earning assets increased 20 basis points to 5.08% during the 2012 period from 4.88% during the 2011 period. The increase in our average yield on interest-earning assets was due primarily to an increase in net loans and a decrease in lower-yielding other interest-earning assets.

The biggest component decrease in average interest-earning assets was in the other interest-earning assets category, consisting of interest-earning overnight funds and time deposits, which decreased $23.1 million, or 46.0%, to $27.1 million for the nine months ended September 30, 2012 from $50.3 million for the nine months ended September 30, 2011. The average yield on these investments decreased 2 basis points from 0.45% to 0.43%. This was offset by the increase in average net loans of $6.8 million or 2.8%, to $247.2 million for the nine months ended September 30, 2012 from $240.5 million for the nine months ended September 30, 2011.

Interest income on loans decreased by $118,000, or 1.1%, to $10.4 million for the nine months ended September 30, 2012 from $10.6 million for the nine months ended September 30, 2011, as the average yield on loans decreased 22 basis points to 5.63% for the nine months ended September 30, 2012 from 5.85% for the nine months ended September 30, 2011 reflecting the lower market interest rate environment, and the average balance of loans increased $6.8 million, or 2.8%, to $247.2 million for the nine months ended September 30, 2012 from $240.5 million for the nine months ended September 30, 2011.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock, decreased $62,000, or 23.3%, to $204,000 for the nine months ended September 30, 2012 from $266,000 for the nine months ended September 30, 2011. This decrease was primarily attributable to a decrease in the average balance of other interest-earning assets, consisting of interest-earning overnight funds, and time deposits and a decrease in the weighted average yield paid on these interest-earning assets. The average for the nine months ended September 30, 2011 of other interest-earning assets was $27.1 million, compared to the average balance for the nine months ended September 30, 2012 of $50.3 million. This decrease of $23.2 million represents a decrease of 46.0%. This shift in asset mix caused the weighted average yield paid on these interest-earning assets to decrease 2 basis points to 0.43% for the 2012 period from 0.45% for the 2011 period.

Interest Expense. Interest expense decreased $965,000, or 25.0%, to $2.9 million for the nine months ended September 30, 2012 from $3.9 million for the nine months ended September 30, 2011, as the average balance of interest-bearing liabilities decreased $20.5 million, or 8.6%, to $219.1 million for the nine months ended September 30, 2012 from $239.6 million for the nine months ended September 30, 2011 and the average rate paid on these liabilities decreased 39 basis points to 1.76% from 2.15%. The biggest component of the decrease was interest expense on Federal Home Loan Bank advances which decreased $540,000, or 22.0%, to $1.9 million for the nine months ended September 30, 2012 from $2.5 million for the nine months ended September 30, 2011. This resulted from a $9.0 million decrease in the average balance of Federal Home Loan Bank advances to $62.3 million for the nine months ended September 30, 2012 from $71.4 million for the nine months ended September 30, 2011 and a 49 basis point decrease in the average rate paid on borrowing from 4.59% for the nine months ended September 30, 2011 to 4.10% for the nine months ended September 30, 2012. The decrease in the average balance of these borrowings was due to our strategy of not renewing our maturing advances and paying them off when they come due. Additionally, the impact of restructuring our advances decreased the average rate from the 2011 period to the 2012 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $2.3 million, or 2.6%, to $91.6 million for the nine months ended September 30, 2012 from $89.3 million for the nine months ended September 30, 2011. The interest expense on core deposits, however, decreased $67,000 to $203,000 for the 2012 period from $270,000 for the 2011 period as the average rate paid on these deposits decreased 10 basis points to .3% from .4%.

Interest expense on certificates of deposits decreased $358,000, or 31.4%, to $781,000 for the nine months ended September 30, 2012 from $1.1 million for the nine months ended September 30, 2011 as the average balance of certificates of deposits decreased $13.8 million to $65.2 million for the 2012 period, from $79.0 million for the 2011 period and the rate on certificates of deposit decreased 33 basis points to 1.60% for the 2012 period from 1.92% for the 2011 period.

Net Interest Income. Net interest income increased $785,000, or 11.3%, to $7.7 million for the nine months ended September 30, 2012 from $7.0 million for the nine months ended September 30, 2011, as our net interest-earning assets increased to $59.9 million from $55.9 million, our net interest rate spread increased 59 basis points to 3.32% from 2.73% and our net interest margin increased 56 basis points to 3.59% from 3.03%. The increases in our net interest rate spread and net interest margin reflected the restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and runoff of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K, filed with the SEC on March 30,2012, we recorded a provision for loan losses of $1.4 million for the nine months ended September 30, 2012 and a provision for loan losses of $1.1 million for the nine months ended September 30, 2011. We have continued with additional provisions in 2012 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans increased to 70.3% at September 30, 2012 from 65.1% at September 30, 2011. To the best of our knowledge, we have provided for all losses that are probable and incurred and reasonable to estimate at September 30, 2012 and 2011.

Noninterest Income. Noninterest income increased by $514,000, or 43.5%, to $1.7 million for the nine months ended September 30, 2012 from $1.2 million for the nine months ended September 30, 2011. The increase was primarily attributable to an increase of $1.1 million in gain on sale of mortgage loans, offset in part by decreases in gross rental income on other real estate owned of $109,000 due to a decreased number of foreclosed rental properties and writedowns on current other real estate owned properties. Additionally, there were decreases in loan fees earned $134,000 primarily due to the net effect of mortgage loan processing expense.

Noninterest Expense. Noninterest expense increased by $449,000, or 7.8%, to $6.2 million for the nine months ended September 30, 2012 from $5.7 million for the nine months ended September 30, 2011. The increase was primarily due to an increase of $857,000 or 32.5%, in salaries and employee benefits expense due to increased staff, overtime wages and temporary staff. This was offset in part by a decrease of $239,000 in other real estate owned expenses due to a decrease in foreclosed properties.

Income Tax Expense. We recorded a $622,000 income tax expense for the nine months ended September 30, 2012 compared to a $443,000 income tax expense for the 2011 period, reflecting the income of $1.8 million before income tax expense during the nine months ended September 30, 2012 versus income before income tax of $1.3 million for the nine months ended September 30, 2011. Our effective tax expense rate was 34.5% for the nine months ended September 30, 2012 compared to an effective tax expense rate of 34.2% for the nine months ended September 30, 2011.

Asset Quality

Other real estate owned totaled $991,000, or 0.3% of total assets, at September 30, 2012 as compared to $1.4 million, or 0.5% of total assets, at September 30, 2011. The largest relationship as of September 30, 2012 was $270,000, or 27.0% of other real estate owned, which consisted of a commercial real estate property, a single family home and land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $11.9 million, or 4.2% of total assets, at September 30, 2012 as compared to $16.3 million, or 5.4% of total assets, at September 30, 2011.

The largest substandard relationship as of September 30, 2012 has a total balance of $4.3 million. Of the $18.0 million loans rated substandard, approximately $8.9 million are performing.

At September 30, 2012, we had 7 loans, totaling $510,000, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of the remaining loans, one was classified as substandard, totaling $106,000. At September 30, 2012, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of Wolverine Bancorp, Inc. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 through July 31, 2012	4,000	$16.50	4,000	114,099
August 1, 2012 through August 31, 2012	12,500	$16.76	12,500	101,599
September 1, 2012 through September 30, 2012	6,842	$17.41	6,842	94,757

	23,342		23,342

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE BANCORP, INC.

Date: November 14, 2012	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: November 14, 2012	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer