Form 10-K
period 2012-12-31
Wolverine Bancorp, Inc.
filed 2013-04-01
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2012.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the Nasdaq Stock Market, was approximately $38.0 million.

As of March 18, 2013, there were 2,453,782 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

BUSINESS OF WOLVERINE BANK

General

Wolverine Bank (Bank), a wholly owned subsidiary of Wolverine Bancorp, Inc. (Company), is a federally chartered savings bank headquartered in Midland, Michigan. Wolverine Bank was originally chartered in 1933. At December 31, 2012, we had $285.3 million of total assets, $158.6 million of deposits and $62.4 million of total stockholder’s equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and to a lesser extent throughout all of Michigan through our three banking offices located in Midland, Michigan, which is the County Seat of Midland County, our banking office in Frankenmuth and two loan centers located in Saginaw, which are located in neighboring Saginaw County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one- to four-family residential mortgage loans and home equity loans and lines of credit and to a lesser extent, construction loans, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2012, $181.5 million, or 67.0%, of our total loan portfolio was comprised of commercial real estate loans including multi-family mortgage loans and land loans, and $58.2 million, or 21.5%, of our total loan portfolio was comprised of one- to four-family residential mortgage loans. We may invest in securities, including U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

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

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. Consistent with our interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold substantially all of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2012 we originated for sale and sold $109.1 million of fixed-rate one- to four-family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

Wolverine Bank’s executive offices are located at 5710 Eastman Avenue, Midland, Michigan 48640. Our telephone number at this address is (989) 631-4280. Our website address is www.wolverinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

Wolverine Bank operates from three banking offices located in Midland, Michigan, a banking office in Frankenmuth and two loan centers in Saginaw, which are located in neighboring Saginaw County, Michigan. The Great Lakes Bay Region of Michigan which is located in the eastern portion of Michigan’s lower peninsula, approximately 120 miles north of Detroit, is our primary market area for both lending and deposits.

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

According to the United States Census Bureau, as of July 2012, the latest date for which the data is available, Midland County has a total population of approximately 84,000 and Saginaw County has a total population of approximately 200,000. Our primary market area has experienced limited or negative population growth from 2000 to 2012. Specifically, Midland County’s population remained nearly unchanged over the 2000 to 2012 period, while Saginaw County’s population shrank at a 0.4% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2015. Household growth trends coincide with the population growth trends as growth also has been modest over the 2000 to 2012 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next four year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2012.

Historically, our primary market area, and specifically the City and County of Midland, has been heavily dependent upon the three largest employers: The Dow Chemical Company, MidMichigan Medical Center and Dow Corning Corporation. These three entities employ approximately 9,850 persons in Midland County. The Dow Chemical Company is a major multinational producer of specialty chemicals, advanced materials, agro sciences technology-based products and solutions and Dow Corning is a producer of silicone, specialty chemicals, lubricants and healthcare products. In addition, these companies have been in the forefront of the development and commercialization of solar energy products and technologies. Historically, these companies have been very important to the local economy because of the employment opportunities and their philanthropic and outgrowth activities.

According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2012, unemployment rates in Midland County, the Bay City Metropolitan Statistical Area (“MSA”) and the Saginaw MSA were 6.7%, 8.3% and 8.4%, respectively. The unemployment rate at December 31, 2012 for the State of Michigan was 8.9% and the national average was 7.6%. While there has been some improvement in the unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

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

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 65% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1.2 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, and specifically the Michigan counties of Midland and Saginaw. As of June 30, 2012, the latest date for which FDIC data are available, we ranked second of nine bank and thrift institutions with offices in Midland County with a 13.0% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 6.1% of the total federally insured deposits in Midland County. We are the only savings institution located in Midland County and we had nominal net deposit decline of 0.8% annually over the 2009 to 2013 period. We ranked 14th of 16 bank and thrift institutions with offices in Saginaw County with a 1.2% deposit market share. When including credit unions, our market share dropped to 0.6% of the federally insured deposits within Saginaw County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$58,158	21.5%	$68,287	25.8%	$76,801	30.5%	$85,163	33.7%	$109,179	39.9%
Home equity	10,790	4.0	13,572	5.1	12,252	4.9	11,775	4.7	13,704	5.0
Commercial mortgage loans:
Commercial real estate (1)	108,087	39.9	89,463	33.8	84,172	33.5	85,497	33.7	83,816	30.6
Multifamily	60,755	22.4	51,411	19.4	37,485	14.9	33,713	13.4	25,463	9.3
Land	12,668	4.7	13,445	5.1	16,071	6.4	17,404	6.9	17,444	6.4
Construction :
Residential	3,637	1.3	4,897	1.8	3,543	1.4	2,534	1.0	6,524	2.4
Residential non-owner occupied	456	0.2	5,218	2.0	1,760	0.7	3,631	1.4	7,699	2.8
Non-residential	8,169	3.0	9,589	3.6	7,823	3.1	1,386	0.5	185	0.1

Total mortgage loans	262,720	97.0	255,882	96.6	239,907	95.4	241,103	95.3	264,014	96.5
Commercial non-mortgage	6,739	2.5	7,675	2.9	10,434	4.1	10,521	4.2	8,069	2.9
Other consumer	1,297	0.5	1,247	0.5	1,229	0.5	1,326	0.5	1,688	0.6

Total loans	270,756	100.0%	264,804	100.0%	251,570	100.0%	252,950	100.0%	273,771	100.0%

Other items:
Unearned fees and discounts, net	585		440		345		351		431
Undisbursed loan funds	9,662		11,198		8,159		1,724		3,538
Allowance for loan losses	6,671		9,503		9,775		6,507		3,379

Total loans, net	$253,838		$243,663		$233,291		$244,368		$266,423

(1)	Includes $24.9 million and $27.1 million of non-owner occupied one- to four-family rental properties at December 31, 2009 and 2008, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four-family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$3,020	5.98%	$4,149	4.35%	$14,839	4.91%	$9,097	4.50%	$20,531	5.81%
2014	4,751	5.36	1,308	4.70	672	6.43	3,557	3.98	11,373	5.49
2015	5,011	5.19	952	5.20	5,826	5.81	0	0	10,828	5.56
2016 to 2017	9,668	5.58	1,448	5.35	37,339	5.13	14	6.13	42,947	5.15
2018 to 2022	6,176	5.06	2,888	4.78	2,079	7.20	0	0	18,469	5.31
2022 to 2026	1,749	4.07	45	4.23	0	0	0	0	92	6.00
2028 and beyond	27,783	4.62	0	0	0	0	0	0	3,847	4.45

Total	$58,158	4.74%	$10,790	4.72%	$60,755	5.23%	$12,668	4.36%	$108,087	5.36%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction-Non Residential		Commercial Non- Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$0	0%	$456	4.25%	$44	3.75%	$1,318	4.29%	$418	2.71%	$53,872	5.16%
2014	0	0	0	0	0	0	16	5.11	617	5.08	22,294	5.19
2015	0	0	0	0	0	0	120	6.15	68	4.17	22,805	5.53
2016 to 2017	0	0	0	0	3,291	3.84	4,597	5.70	77	6.77	99,381	5.17
2018 to 2022	0	0	0	0	0	0	688	5.00	117	4.95	30,417	5.33
2022 to 2026	0	0	0	0	4,834	4.50	0	0	0	0	6,720	4.41
2028 and beyond	3,637	2.84	0	0	0	0	0	0	0	0	35,267	4.41

Total	$3,637	2.84%	$456	4.25%	$8,169	4.25%	$6,739	5.36%	$1,297	4.36%	$270,756	5.10%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$47,257	$10,901	$58,158
Home equity	8,929	1,861	10,790
Commercial mortgage loans:
Commercial real estate	79,014	29,073	108,087
Multifamily	47,794	12,961	60,755
Land	10,154	2,514	12,668
Construction	2,567	9,695	12,262

Total mortgage loans	195,715	67,005	262,720
Commercial non-mortgage	5,288	1,451	6,739
Other consumer	1,297	0	1,297

Total loans	$202,300	$68,456	$270,756

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2012, $108.1 million, or 39.9% of our loan portfolio, consisted of commercial real estate loans, $60.8 million, or 22.4% of our loan portfolio, consisted of multifamily loans, and $12.7 million, or 4.7% of our total loan portfolio, consisted of land loans. Of the $108.1 million of commercial real estate loans, $17.9 million were secured by non-owner occupied one- to four-family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2012, our commercial real estate, multifamily and land loans had an average loan balance of approximately $368,000. At December 31, 2012, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2012 we had one commercial real estate loan outside of Michigan which was collateralized by land in Colorado with a loan balance of $632,000 and was performing in accordance with its repayment terms at this date.

Our commercial real estate, multifamily and land loans are generally written for terms of up to five years with a balloon payment at the end of the fifth year, with a 15 year amortization schedule. Our Small Business Administration (SBA) loans, and on a limited basis other commercial real estate loans, are originated with terms of up to 10 years. On occasion, we may make these types of loans with amortization terms of up to 25 years. The majority of our commercial real estate, multifamily and land loans have fixed interest rates. The rates on our adjustable-rate commercial real estate and multifamily loans are generally tied to the prime interest rate as reported in The Wall Street Journal. Many of our adjustable-rate commercial real estate loans are not fully amortizing and, therefore, require a “balloon” payment at maturity. Our commercial real estate, multifamily and land loans are generally subject to prepayment penalties. A portion of our commercial real estate and multifamily loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

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

At December 31, 2012, our largest commercial real estate loan had an outstanding balance of $4.8 million, was secured by commercial and residential rental properties and vacant land, and was performing in accordance with its repayment terms.

One- to Four-Family Residential Mortgage Loans. At December 31, 2012, $58.2 million, or 21.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one- to four-family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2012, fixed-rate one- to four-family residential mortgage loans totaled $47.3 million, of which $16.3 million contained 5-year balloon payment terms, and adjustable-rate one- to four-family residential mortgage loans totaled $10.9 million.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae or Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2012, we had 14 one- to four-family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $99,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2012, our largest one- to four-family residential mortgage loan had an outstanding balance of $1.3 million and was performing in accordance with its repayment terms.

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

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial properties, including multifamily properties. At December 31, 2012, $12.3 million, or 4.5%, of our total loan portfolio, consisted of construction loans, $4.1 million of which were secured by one- to four-family residential real estate and $8.2 million of which were secured by commercial real estate.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2012, our largest construction loan had a principal balance of $4.8 million and was secured by a hotel. This loan was performing in accordance with its repayment terms at December 31, 2012.

Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one- to four-family residential property. At December 31, 2012, the additional unadvanced portion of these construction loans totaled $9.0 million.

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

At December 31, 2012 we had $10.8 million, or 4.0 % of our total loan portfolio in home equity loans and $1.8 million of home equity lines of credit and $2.2 million of undisbursed funds related to home equity lines of credit.

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

At December 31, 2012, we had $6.7 million of commercial non-mortgage loans outstanding, representing 2.5% of our total loan portfolio.

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

At December 31, 2012, our largest commercial non-mortgage loan outstanding was for $4.1 million and was secured by stock and other collateral. At December 31, 2012, this loan was performing in accordance with its repayment terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2012, our consumer loan portfolio totaled $1.3 million, or 0.5% of our total loan portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main office and our loan centers. All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae or Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our commercial real estate and commercial non-mortgage loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans and lines of credit are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis substantially all of the conforming, fixed-rate one- to four-family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties throughout Michigan. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2012, our loan participations totaled $4.2 million, or 1.6% of our loan portfolio, all of which were collateralized by properties outside of our primary market area. We have not sold participations in loans to other banks.

The following table shows the loan origination, purchases, sale and repayment activities of Wolverine Bank, for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Originations by type:
Mortgage loans:
Residential	$111,959	$45,457	$57,962
Commercial	113,871	68,267	62,190
Construction	17,707	26,538	18,701
Home equity	6,945	10,335	7,432
Commercial non-mortgage	2,056	1,648	3,624
Other consumer	148	225	345

Total loans originated	252,686	152,470	150,254

Purchases:
Mortgage loans:
Residential	—	—	1,000
Commercial Real Estate	—	—	1,492

Total loans purchased	—	—	2,492

Sales and repayments:
Mortgage loans:
Residential	(122,088)	(53,971)	(67,324)
Commercial	(86,680)	(51,676)	(62,568)
Construction	(25,149)	(19,960)	(13,126)
Home equity	(9,727)	(9,015)	(6,956)
Commercial non-mortgage	(2,992)	(4,407)	(3,711)
Other consumer	(99)	(207)	(442)

Total sales and repayments	(246,735)	(139,236)	(154,127)

Total loans sold	(107,170)	(37,292)	(49,164)

Principal repayments	(139,565)	(101,944)	(104,965)

Total reductions	(246,735)	(139,236)	(154,128)

Increase (decrease) in other items, net	4,070	(2,862)	(9,695)

Net increase (decrease)	$10,022	$10,372	$(11,077)

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

Non-performing and Problem Assets

For all of our loans, once a loan is past its grace period, a computer generated past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 60 days delinquent and no acceptable workout arrangement has been reach, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due, or 30 days or more past due if the loan is less than 1 year old, is provided monthly to our Board of Directors.

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

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$503	$922	$1,118	$426	$—
Home equity	—	165	76	—	—
Commercial mortgage loans:
Commercial real estate	2,013	3,652	4,051	4,029	1,337
Multifamily	—	—	—	—	—
Land	4,720	7,833	2,069	2,602	1,978
Construction	—	2	92	183	358
Commercial non-mortgage	278	375	—	—	—
Other consumer	—	—	—	—	—

Total non-accrual loans (1)	7,514	12,949	7,406	7,240	3,673

Troubled debt restructurings (not included above):
One-to four-family	659	648	467	224	—
Home Equity	—	—	—	—	—
Commercial real estate	2,257	959	97	302	—

	2,916	1,607	564	526	—

Total non-performing loans	10,430	14,556	7,970	7,766	3,673

Real estate owned:
Residential mortgage loans:
One-to four-family	216	616	256	256	149
Home Equity	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	390	524	1,805	334	562
Land	238	225	307	—	140
Construction	—	—	—	—	—
Home Equity	—	—	7	—	—

Total real estate owned	844	1,365	2,375	590	851

Total non-performing assets	$11,274	$15,921	$10,345	$8,356	$4,524

Ratios:
Non-performing loans to total loans	4.1%	5.8%	3.3%	3.1%	1.4%
Non-performing assets to total assets	4.0%	5.4%	3.3%	2.7%	1.4%

(1)	At December 31, 2012, 2011, 2010 and 2009, includes $4.2, $4.8, $4.3 and $3.4 million of troubled debt restructurings, respectively.

For the year ended December 31, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $302,000. We recognized interest income of $240,000 on such loans for the year ended December 31, 2012.

At December 31, 2012, our non-accrual loans totaled $7.5 million. The non-accrual loans consisted primarily of four commercial real estate relationships with principal balances totaling $7.7 million and allowances of $2.7 million. These loans are secured by non-owner occupied one- to four-family residential properties, multifamily and commercial real estate properties and development land.

Other than as disclosed in the above tables, there are no other loans at December 31, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2012, we had $7.2 million of troubled debt restructurings, of which $4.8 million were included as non-accrual loans in the preceding table. At December 31, 2012 our troubled debt restructuring related to 19 loans, 14 of which related to commercial real estate.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2012
Residential mortgage loans:
One-to four-family	—	$—	4	$344	4	$344
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	29	3	721	4	750
Multifamily	—	—	—	—	—	—
Land	—	—	7	4,667	7	4,667
Construction	—	—	—	—	—	—

Total mortgage loans	1	29	14	5,732	15	5,761

Commercial non-mortgage	—	—	1	277	1	277
Other consumer	—	—	—	—	—	—

Total loans	1	$29	15	$6,009	16	$6,038

At December 31,2011
Residential mortgage loans:
One-to four-family	1	$83	2	$575	3	$658
Home equity	—	—	3	165	3	165
Commercial mortgage loans:
Commercial real estate	1	128	4	980	5	1,108
Multifamily	—	—	—	—	—	—
Land	1	0	5	906	6	906
Construction	—	—	—	—	—	—

Total mortgage loans	3	211	14	2,626	17	2,837

Commercial non-mortgage	—	—	1	375	1	375
Other consumer	—	—	—	—	—	—

Total loans	3	$211	15	$3,001	18	$3,212

At December 31, 2010
Residential mortgage loans:
One-to four-family	3	$598	9	$1,092	12	$1,690
Home equity	2	115	1	76	3	191
Commercial mortgage loans:
Commercial real estate	1	97	4	1,061	5	1,158
Multifamily	1	4,266	—	—	1	4,266
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total mortgage loans	7	5,076	14	2,229	21	7,305

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$5,076	14	$2,229	21	$7,305

At December 31, 2009
Residential mortgage loans:
One-to four-family	5	$253	5	$400	10	$653
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	147	5	1,134	6	1,281
Multifamily	—	—	—	—	—	—
Land	1	42	8	2,181	9	2,223
Construction	—	—	—	—	—	—

Total mortgage loans	7	442	18	3,715	25	4,157

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$442	18	$3,715	25	$4,157

At December 31, 2008
Residential mortgage loans:
One-to four-family	1	$47	—	$—	1	$47
Home equity	—	—	—	—	—	—
Commercial mortgage loans :
Commercial real estate	1	960	2	378	3	1,338
Multifamily	—	—	—	—	—	—
Land	1	157	1	150	2	307
Construction	2	253	2	356	4	609

Total mortgage loans	5	1,417	5	884	10	2,301

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	5	$1,417	5	$884	10	$2,301

Total delinquent loans increased by $2.8 million to $6.0 million at December 31, 2012 from $3.2 million at December 31, 2011. The increase in delinquent loans was due primarily to an increase of $3.4 million in total delinquent commercial mortgage loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2012, we had $844,000 in real estate owned.

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

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Comptroller of the Currency, which can require that we establish additional loss allowances. We review our asset portfolio on a monthly basis to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of December 31, 2012, 2011, 2010, 2009 and 2008. At the dates presented we had no assets classified as doubtful.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Classified Assets:
Substandard	$21,380	$26,089	$26,905	$25,881	$12,481

Total classified assets	21,380	26,089	26,905	25,881	12,481

Special mention	12,628	16,774	13,964	13,504	4,735

Total criticized assets	$34,008	$42,863	$40,869	$39,385	$17,216

Of the $21.4 million of substandard assets at December 31, 2012, $9.2 million were comprised of commercial real estate loans, $5.6 million were comprised of multi-family loans, $4.8 million were comprised of land loans, $1.5 million were comprised of one- to four-family residential mortgage loans and approximately $277,000 were of commercial non-mortgage loans.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$9,503	$9,775	$6,507	$3,379	$3,017

Charge-offs:
Residential mortgage loans:
One-to four-family	(116)	(335)	(33)	(104)	—
Home equity	—	(161)	—	—	—
Commercial mortgage loans:
Commercial real estate	(1,337)	(785)	(1,597)	(351)	(390)
Multifamily	(1,241)	—	—	—	(575)
Land	(2,393)	(391)	(109)	(140)	(75)
Construction	(2)	—	—	—	—
Commercial non-mortgage	(84)	—	—	—	—
Other consumer	(4)	(3)	(7)	(10)	(5)

Total charge-offs
	(5,177)	(1,675)	(1,746)	(605)	(1,045)

Recoveries:
Residential mortgage loans:
One-to four-family	27	2	54	21	85
Home equity	16	—	—	—	—
Commercial mortgage loans:
Commercial real estate	36	5	229	326	73
Multifamily	55	—	—	48	36
Land	—	4	226	85	68
Construction	—	—	10	—	—
Commercial non-mortgage	—	—	—	—	—
Other consumer	6	7	4	3	3

Total recoveries	140	18	523	483	265

Net (charge-offs) recoveries	(5,037)	(1,657)	(1,223)	(122)	(780)
Provision (recovery to allowance) for loan losses	2,205	1,385	4,491	3,250	1,142

Balance at end of period	$6,671	$9,503	$9,775	$6,507	$3,379

Ratios:
Net charge-offs to average loans outstanding (annualized)	(2.0)%	(0.7)%	(1.0)%	0.0%	(0.3)%
Allowance for loan losses to non-performing loans at end of period	64.0%	65.3%	122.6%	83.8%	92.0%
Allowance for loan losses to total loans at end of period	2.6%	3.7%	4.0%	2.6%	1.3%

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

	At December 31,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$1,433	21.5%	$1,580	25.8%	$2,079	30.5%
Home equity	266	4.0	290	5.1	313	4.9
Commercial mortgage loans:
Commercial real estate	2,663	39.9	3,462	33.8	3,914	33.5
Multifamily	1,497	22.4	1,933	19.4	1,765	14.9
Land	312	4.7	1,622	5.1	1,036	6.4
Construction	302	4.5	423	7.4	367	5.2
Commercial non-mortgage	166	2.5	165	2.9	269	4.1
Other consumer	32	0.5	28	0.5	32	0.5

Total allocated allowance	6,671	100.0	9,503	100.0	9,775	100.0

Total	$6,671	100.0%	$9,503	100.0%	$9,775	100.0%

	At December 31,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$1,246	33.8%	$1,173	40.0%
Home equity	161	4.7	145	5.0
Commercial mortgage loans:
Commercial real estate	3,019	33.7	1,227	30.5
Multifamily	949	13.3	270	9.3
Land	838	6.9	305	6.4
Construction	129	3.0	155	5.3
Commercial non-mortgage	148	4.1	86	2.9
Other consumer	17	0.5	18	0.6

Total allocated allowance	6,507	100.0	3,379	100.0

Total	$6,507	100.0%	$3,379	100.0%

The allowance for loan losses decreased $2.8 million, or 29.8%, to $6.7 million at December 31, 2012 from $9.5 million at December 31, 2011. The decrease was primarily due to the charging off of $3.8 million of specific reserves on collateral-dependent impaired loans in the three months ended March 31, 2012.

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

Municipal Obligations. At December 31, 2012 we held one municipal obligation totaling $241,000. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest-earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Municipal obligations	$241	$241	$315	$315	$388	$388

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. At such date, all of our securities were held to maturity. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Held to maturity securities:
Municipal obligations	$—	—	$—	—	$241	3.74%	$—	—	$241	$—	3.74%

Total	$—	—%	$—	—%	$241	3.74%	$—	—%	$241	$—	3.74%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2012, we had $1.5 million in brokered deposits, of which approximately $584,000 were through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we may use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2012, we had a total of $65.3 million in certificates of deposit, of which $54.3 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings accounts	$10,385	6.6%	0.07%	$9,859	5.9%	0.07%	$9,604	5.4%	0.08%
Checking accounts	32,424	20.4	0.09%	25,844	15.5	0.13%	25,952	14.5	0.18%
Money market accounts	50,461	31.8	0.44%	53,472	32.1	0.56%	44,764	25.0	0.75%
Certificates of deposit	65,294	41.2	1.50%	77,570	46.5	1.88%	98,804	55.1	2.83%

Total deposits	$158,564	100.0%	0.79%	$166,745	100.0%	1.08%	$179,124	100.0%	1.81%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)

Interest Rate:
Less than 2.00%	$58,579	$47,226	$42,497
2.00% to 2.99%	1,583	4,039	12,642
3.00% to 3.99%	1,554	12,513	7,170
4.00% to 4.99%	2,629	4,634	10,527
5.00% to 5.99%	949	3,203	14,162
6.00% to 6.99%	—	1	55

Total	$65,294	$71,616	$87,053

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2012, we had access to additional Federal Home Loan Bank advances of up to $13.2 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of period	$61,926	$65,860	$76,795
Average balance during period	$62,229	$70,163	$86,077
Maximum outstanding at any month end	$63,871	$71,833	$90,000
Weighted average interest rate at end of period	3.64%	4.16%	4.54%
Average interest rate during period	4.03%	4.54%	4.82%

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

New Federal Legislation

The recently enacted Dodd-Frank Act significantly changed the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our previous primary federal regulator, the Office of Thrift Supervision, and required Wolverine Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Wolverine Bancorp, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, applies to savings and loan holding companies like Wolverine Bancorp, Inc., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to Wolverine Bank, as described in “—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

At December 31, 2012 Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”

consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules were extended, changes from these rules are now scheduled to be phased in beginning January 1, 2019.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, we had one loan relationships in excess of 15% of unimpaired capital and surplus. One lending relationship, with a single or related group of borrowers, totaled $9.5 million, which represented 18.5% of Wolverine Bank’s unimpaired capital and surplus. We utilized the special lending limits for small business loans for this expanded lending authority which allows a savings institution to lend up to an additional 10% of its unimpaired capital and surplus. Therefore, Wolverine Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2012, Wolverine Bank maintained approximately 83.8% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency –imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

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

Wolverine Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(a)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

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

At December 31, 2012, Wolverine Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012. Beginning January 1, 2013 non-interest bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment.

For the year ended December 31, 2012, the Bank paid $16,000 related to the FICO bonds and $206,000 pertaining to deposit insurance assessments.

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

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, Wolverine Bank was in compliance with this requirement.

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

•

Electronic Funds Transfer Act and Regulation E promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We may be subject to further reporting and audit requirements beginning with the year ending December 31, 2012 under the requirements of the Sarbanes-Oxley Act. We have policies, procedures and systems designed to ensure compliance with these regulations.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2012, Wolverine Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2011, Wolverine Bank had a net operating loss which is expected to be carried back resulting in no net operating loss carryforward.

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

Personnel

As of December 31, 2012, we had 60 full-time employees and 31 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

We operate from our main office in Midland, Michigan, and from our two branch offices located in Midland, Michigan, our one branch office located in Frankenmuth, Michigan and our two loan centers located in Saginaw, Michigan. At December 31, 2012, the net book value of our premises, land and equipment was $1.5 million.

At December 31, 2012. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires

Main Office:
5710 Eastman Avenue Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: * 118 Ashman Street Midland, Michigan 48640	Leased	2005	2015

S. Saginaw Road Office: 1015 S. Saginaw Road Midland, Michigan 48640	Owned	1974	n/a

Frankenmuth Office: 464 N. Main Street Frankenmuth, Michigan 48734	Owned	1978	n/a

Loan Centers:

Saginaw Loan Centers: *

3200 Tittabawassee Road, Suite 2 Saginaw, Michigan 48604	Leased	1999	2013

5580 State Street, Suite 4 Saginaw, MI 48603	Leased	2012	2013

*	Downtown office includes an option to renew the lease for one additional term of five years each, and the Saginaw Tittabawassee Loan Center is a month-to-month lease.

ITEM 3.	Legal Proceedings

At December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market, Holder and Dividend Information. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “WBKC.” The approximate number of holders of record of Wolverine Bancorp, Inc. common stock as of March 25, 2013 was 675. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Wolverine Bancorp, Inc.’s common stock for the years ended December 31, 2012 and 2011. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

Year ended December 31, 2012	High	Low	Dividends Declared
Quarter ended December 31,2012	$18.10	$17.03	$1.00	(1)
Quarter ended September 30, 2012	17.87	16.30	—
Quarter ended June 30, 2012	16.50	15.50	—
Quarter ended March 31, 2012	15.65	14.00	—
Quarter ended December 31, 2011	14.73	13.75	—
Quarter ended September 30, 2011	13.50	14.90	—
Quarter ended June 30, 2011	15.04	14.35	—
Quarter ended March 31, 2011 (2)	14.48	12.00	—

(1)	On December 10, 2012, the Board of Directors declared a special cash dividend on the Company’s common stock of $1.00 per share. The dividend was payable to stockholders of record as of December 21, 2012 and was paid on December 28, 2012.
(2)	Quarter ended March 31, 2011 began on January 20, 2011 which was the date of completion of the Company’s initial public offering.

Other than a special dividend payable in December 2012, in 2012 the Company did not pay a dividend. Dividend payments by Wolverine Bancorp, Inc. are dependent on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)	Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2012 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	141,617	(1)	$17.30	109,333
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	141,617		$17.30	109,333

(1)	Grants under the plan were issued on August 21, 2012 (139,158 options) and December 10, 2012 (2,459 options) as described on the Company’s Current Report on the Registrant’s Form 8-K filing as filed with the SEC on August 23, 2012.
(2)	Reflects exercise price of options only.

(d)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2)
October 1, 2012 through October 31, 2012	43,123	$17.54	43,123	51,634
November 1, 2012 through November 30, 2012	49,900	$17.71	49,900	1,734
December 1, 2012 through December 30, 2012	—	$—	—	1,734

	93,023		93,023

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.

On February 14, 2012, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 125,375 shares. As of December 31, 2012, 123,641 shares had been repurchased. On December 10, 2012, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 122,954 shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

(e)	Stock Performance Graph. Not Applicable.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2012, we had total assets of $285.3 million, compared to total assets of $293.7 million at December 31, 2011. During the year ended December 31, 2012, we had net income of $1.6 million. For the year ended December 31, 2011, we had a net income of $1.1 million.

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

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2012 and 2011, one- to four-family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 97.0% and 96.6%, of our total loan portfolio, respectively.

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

Business Strategy

Our business strategy is to remain a profitable, community-oriented financial institution offering deposit and loan products to retail and business customers in our primary market area. Additionally, we are seeking to expand our presence in new markets. We were established in 1933 and have operated continuously in the Great Lakes Bay Region of Michigan since that date. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We offer a broad range of financial services to consumers and businesses from our four banking offices and two loan centers. Our business strategy includes the following elements:

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2012, commercial real estate loans, including multifamily loans and land loans, comprised 67.0% of our total loan portfolio. These loans generally are higher-yielding than one- to four-family residential mortgage loans, and also generally have a shorter term than our one- to four-family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one- to four-family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio. However, we still apply our prudent underwriting standards to any potential participation loan and this is causing slow growth in our participation loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2012, our ratio of non-performing loans to total loans was 4.1%. At December 31, 2012, our ratio of allowance for loan losses to non-performing loans was 61.8%, and our ratio of allowance for loan losses to total loans was 2.6%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2012, 58.7% of our total deposits consisted of these lower cost core deposits compared to 55.6% and 50.2% of total deposits at December 31, 2011 and 2010, respectively. Additionally, at December 31, 2012 we held approximately $28.3 million of low-cost checking and money market account funds from Michigan cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue to pursue this strategy to grow this source of lower cost deposits.

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

Expanding our banking franchise. We currently operate from four banking offices and two loan centers. One of the two loan centers began operations in the 4th quarter of 2012. Additionally, we added two loan officers in the existing loan center. We intend to evaluate additional branch expansion opportunities through acquisitions and de novo branching. In addition, we intend to evaluate acquisitions of other financial institutions, or the deposits and assets of other institutions, including in FDIC-assisted acquisitions, as opportunities present themselves (although we currently have no understandings or agreements to acquire other banks, thrifts, branches thereof or other financial services companies).

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2012 and 2011 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets decreased $8.4 million, or 2.9%, to $285.3 million at December 31, 2012 from $293.7 million at December 31, 2011. The decrease resulted from a decrease of $21.1 million in interest-earning time deposits, offset in part by an increase of $10.2 million in net loans.

Interest-earning demand deposits increased $2.4 million, or 17.5%, to $16.1 million at December 31, 2012 from $13.7 million at December 31, 2011. The increase in interest-earning demand deposits was primarily due to holding a higher balance in our Federal Reserve account reflecting normal cash management. Interest-earning time deposits decreased $21.1 million, or 100%, to $0 at December 31, 2012 from $21.1 million at December 31, 2011. Due to the low interest rate environment, funds were shifted from interest-earning time deposits to overnight deposits. Funds received from maturing interest-earning time deposits were used to pay down Federal Home Loan Bank advances, customer certificates of deposits and funded of loan originations.

Mortgage loans held for sale increased $2.0 million at December 31, 2012, or 271%, to $2.6 million at December 31, 2012 from $666,000 at December 31, 2011 due to normal fluctuation in mortgage secondary market activities.

Net loans increased $10.2 million, or 4.1%, to $253.8 million at December 31, 2012 from $243.7 million at December 31, 2011 as our commercial real estate loans increased by $18.6 million, to $108.1 million at December 31, 2012 from $89.5 million at December 31, 2011. Additionally our one- to four-family residential mortgage loans decreased by $10.1 million, to $58.2 million at December 31, 2012 from $68.3 million at December 31, 2011, primarily due to repayments and refinances. We do not hold a significant amount of fixed rate one- to four-family residential mortgage loans in our portfolio in the current interest rate environment. Additionally home equity loans decreased $2.8 million to $10.8 million from $13.6 million, commercial non-mortgage loans decreased $936,000, to $6.7 million from $7.7 million, and construction loans decreased $7.4 million, or 37.8%, to $12.3 million from $19.7 million. These items were offset by increases in multifamily loans of $9.3 million, or 18.2%, to $60.8 million, from $51.4 million at December 31, 2011. The majority of the $9.3 million consists of five multifamily loans that were opened in 2012 that totaled $9.1 million at December 31, 2012. Commercial real estate also had increases of $18.6 million, or 20.8%, to $108.1 million from $89.5 million. During 2012, we opened three construction loans and four commercial real estate loans, which totaled $7.6 million and $8.8 million, respectively, at December 31, 2012.

The decrease in our allowance for loan losses was due to the charging off of $3.8 million of specific reserves on collateral-dependent impaired loans in the three months ended March 31, 2012. These charge offs were considered confirmed losses and the majority of the charge offs were based off of recent appraisal values. The allowance for loan losses as a percentage of total loans decreased to 2.56% as of December 31, 2012, from 3.7% at December 31, 2011, which management believes is adequate.

Securities held to maturity, consisting of one municipal security at December 31, 2012, decreased $74,000 to $241,000 at December 31, 2012 from $315,000 at December 31, 2011.

Real estate owned decreased $521,000, or 38.2%, to $844,000 at December 31, 2012 from $1.4 million at December 31, 2011. The decrease in other real estate owned resulted from write-downs of $100,000 and sales of $1.0 million offset by new foreclosures of $623,000, primarily composed of eight commercial mortgage properties totaling $407,000 and four residential properties totaling $216,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $1.3 million, or 21.9%, to $4.4 million at December 31, 2012, from $5.7 million at December 31, 2011. The decrease was primarily attributable to a decrease in federal income taxes and an increase in other investments.

Deposits decreased $2.8 million, or 1.8%, to $158.6 million at December 31, 2012 from $161.4 million at December 31, 2011. Certificates of deposit decreased $6.3 million, or 8.8%, to $65.3 million at December 31, 2012 from $71.6 million at December 31, 2011. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $3.5 million, or 3.9%, to $93.3 million at December 31, 2012 from $89.8 million at December 31, 2011. We believe the increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts with new customers.

Federal Home Loan Bank advances decreased $3.9 million to $61.9 million at December 31, 2012 from $65.8 million at December 31, 2011 as a result of paying off maturing advances.

Total stockholders’ equity decreased $2.5 million, or 3.9%, to $62.5 million at December 31, 2012 from $65.0 million at December 31, 2011. The decrease is primarily a result of the net effect of a special dividend of $2.5 million and stock repurchases of $2.2 million, offset by net income of $1.6 million.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General. We recorded net income of $1.6 million for the year ended December 31, 2012 compared to net income of $1.1 million for the year ended December 31, 2011. The increase in net income for 2012 is primarily due to increased income from the sale of loans, which increased $1.9 million to $2.6 million for year ended December 31, 2012 from $724,000 for the year ended December 31, 2011. This was partially offset by an increase in noninterest expense, specifically in salaries and employee benefits of $1.2 million to $5.1 million year end December 31, 2012 from $3.8 million year ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income decreased $232,000, or 1.6%, to $14.2 million for the year ended December 31, 2012 from $14.4 million for the year ended December 31, 2011, as the average balance of interest-earning assets decreased $14.8 million to $278.5 million for the year ended December 31, 2012 from $293.3 million for the year ended December 31, 2011, offset in part by an 18 basis points increase in the average yield on interest-earning assets to 5.08% during 2012 from 4.91% during 2011. The increase in our average yield on interest-earning assets was due primarily to an increased yield on FHLB stock and a decrease in the average balances of lower interest-earning other assets.

The biggest component decrease in average interest-earning assets was in other interest-earning assets, which decreased $22.7 million, or 48.0%, to $24.6 million for the year ended December 31, 2012 from $47.4 million for the year ended December 31, 2011. The average yield on other interest-earning assets increased 9 basis points to 0.55% for the year ended December 31, 2012 from 0.46% for the year ended December 31, 2011. This was offset by an increase in the average balance of total net loans of $8.1 million, or 3.4%, to $249.2 million for the year ended December 31, 2012 from $241.1 million for the year ended December 31, 2011.

Interest income on loans decreased $184,000, or 1.3%, to $13.9 million for the year ended December 31, 2012 from $14.0 million for the year ended December 31, 2011, as the average yield on net loans decreased 27 basis points to 5.56% for the year ended December 31, 2012 from 5.83% for the year ended December 31, 2011 reflecting the lower market interest rate environment.

Interest income on investment securities, other interest-earning assets and FHLB of Indianapolis stock, decreased $48,000, or 14.1%, to $293,000 for the year ended December 31, 2012 from $341,000 for the year ended December 31, 2011. This includes interest income on interest-earning demand deposits, interest-earning time deposits and held-to-maturity securities. The decreased interest income is primarily due to the maturity of interest-earning time deposits.

Interest Expense. Interest expense decreased $1.2 million, or 25.0%, to $3.7 million for the year ended December 31, 2012 from $5.0 million for the year ended December 31, 2011, as the average balance of interest-bearing liabilities decreased $18.2 million, or 7.7%, to $218.7 million for the year ended December 31, 2012 from $237.0 million for the year ended December 31, 2011, and the average rate we paid on these liabilities decreased 39 basis points to 1.71% from 2.10%. The biggest component of the decrease was in interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, which decreased $673,000, or 21.1%, to $2.5 million for the year ended December 31, 2012 from $3.2 million for the year ended December 31, 2011, resulting from a $7.9 million decrease in average Federal Home Loan Bank Advances, as we paid off maturing advances.

Interest expense on certificates of deposit decreased $495,000, or 33.8%, to $967,000 for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011, resulting from a

$12.9 million decrease in the average balance of certificates of deposits to $64.6 million for the year ended December 31, 2012 from $77.6 million for the year ended December 31, 2011, and a 38 basis point decrease in the cost of these funds to 1.50% for 2012 from 1.88% for 2011.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $2.6 million, or 2.9%, to $91.8 million for the year ended December 31, 2012 from $89.2 million for the year ended December 31, 2011 and the interest on core deposits decreased $78,000 to $263,000 for 2012 from $341,000 for 2011. The cost of these funds decreased 9 basis points to 0.29% for the year ended December 31, 2012, from 0.38% for the year ended December 31, 2011.

Net Interest Income. Net interest income increased $1.0 million, or 10.8%, to $10.4 million for the year ended December 31, 2012 from $9.4 million for the year ended December 31, 2011, as our net interest earning assets increased to $59.9 million from $56.4 million, our net interest rate spread increased 57 basis points to 3.37% from 2.80% and our net interest margin increased 53 basis points to 3.63% from 3.10%. The increases in our net interest rate spread and net interest margin reflected our ongoing interest rate risk strategy of selling long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment, a shift from lower yielding interest-earning demand deposits to interest-earning time deposits and loans, paying off and restructuring Federal Home Loan Bank advances and a shift from higher costing certificate of deposit liabilities to core deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $2.2 million for the year ended December 31, 2012 and a provision for loan losses of $1.4 million for the year ended December 31, 2011. The factors used to evaluate the adequacy of the allowance and provision for loan losses of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. At December 31, 2012, non-performing assets totaled $11.3 million, or 4.16% of total loans, as compared to $16.0 million, or 6.3% of total loans, at December 31, 2011. The decrease in non-performing assets was primarily in the one-to four family and land categories. The allowance for loan losses to total loans receivable decreased to 2.56% at December 31, 2012 from 3.73% at December 31, 2011. The decrease in our allowance for loan losses to total loans receivable was primarily due to the charge off and elimination of all previously established specific valuation allowances, which totaled $3.8 million in the three months ended March 31, 2012. We are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to the estimated collateral values on our collateral dependent impaired loans. Therefore, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has been adversely affected by these charge offs.

The allowance for loan losses as a percentage of non-performing loans decreased to 64.0% at December 31, 2012 from 65.3% at December 31, 2011, while our non-performing loans decreased by $4.1 million from December 31, 2011 to December 31, 2012 primarily due decreased nonaccrual loans. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2012 and 2011.

Noninterest Income. Noninterest income increased $1.5 million, or 104.5%, to $2.9 million for the year ended December 31, 2012 from $1.4 million for the year ended December 31, 2011. The increase was due primarily to an increase of $1.9 million in gain on the sale of mortgage loans, which was a result of heightened loan volume attributable to the low interest rate environment. This was offset by a $254,000 decrease in loan fees earned, which are now netted against the fees paid to our mortgage loan processing provider that was engaged in 2012. Additionally, miscellaneous income decreased from the prior year period due to a $165,000 settlement of an insurance claim made under our financial institution bond received in 2011. The settlement relates to an expense we incurred in connection with an external wire transfer in June 2010.

Noninterest Expense. Noninterest expense increased $963,000, or 12.4%, to $8.7 million for the year ended December 31, 2012 from $7.7 million for the year ended December 31, 2011, primarily attributable to a $1.2 million increase in salaries and employee benefits expense due to increased staff, increased profit sharing and incentive payments, increased overtime and temporary employment expenses, and implementation of equity incentive plan expense. This was partially offset by a decrease of $288,000 in other real estate owned expense, or 55.1%, to $235,000 for the year ended December 31, 2012 from $522,000 for the year end December 31, 2011 due to a decreasing number of properties owned.

Income Tax Expense. We recorded an $837,000 income tax expense for the year ended December 31, 2012 compared to a $576,000 income tax expense for 2011, reflecting the income of $2.4 million before income tax expense during the year ended December 31, 2012 versus the income of $1.7 million before income tax expense during the year ended December 31, 2011. Our effective tax rate was 35.0% for the year ended December 31, 2012 compared to an effective tax benefit rate of 34.2% for the year ended December 31, 2011.

Asset Quality

Other real estate owned totaled $844,000, or 0.3% of total assets, at December 31, 2012 as compared to $1.4 million, or 0.5% of total assets, at December 31, 2011. The largest relationship as of December 31, 2012 was $270,000, or 32.0% of other real estate owned, which consisted of a commercial real estate property, a single family home, and vacant land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $11.3 million, or 4.0% of total assets, at December 31, 2012 as compared to $15.9 million, or 5.4% of total assets, at December 31, 2011.

The largest substandard relationship as of December 31, 2012 had a total balance of $3.9 million. Of the $21.4 million loans rated substandard, approximately $11.9 million are performing.

At December 31, 2012, we had 5 loans, totaling $1.6 million, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of these loans, two loans totaling $1.4 million were considered substandard. At December 31, 2012, all of these loans were considered performing at December 31, 2012.

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

	For the Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest earning assets:
Total loans	$249,242	$13,862	5.56%	$241,115	$14,047	5.83%	$238,601	$14,652	6.14%
Securities and other:
U.S. Government and agency securities	261	10	3.74	320	13	4.06	818	31	3.79
FHLB Stock	4,391	148	3.38	4,482	113	2.52	4,686	82	1.75
Other	24,634	136	0.55	47,380	215	0.46	58,837	447	0.76

Total interest earning assets	278,528	14,156	5.08	293,297	14,388	4.91	302,942	15,212	5.02
Non-interest earning assets	8,152			10,212			9,851

Total assets	$286,680			$303,509			$312,793

Interest-bearing liabilities:
Regular savings accounts	$10,393	8	0.07	$9,859	7	0.07	$9,604	7	0.08
Checking accounts	29,545	26	0.09	25,844	34	0.13	25,953	43	0.17
Money market accounts	51,849	229	0.44	53,472	301	0.56	44,764	330	0.74
Certificates of deposit	64,644	967	1.50	77,570	1,461	1.88	98,803	2,815	2.85

Total interest-bearing deposits	156,431	1,230	0.79	166,745	1,803	1.08	179,124	3,195	1.78
Federal Home Loan Bank advances	62,229	2,510	4.03	70,163	3,183	4.54	85,515	4,147	4.85

Total interest-bearing liabilities	218,660	3,740	1.71	236,908	4,986	2.10	264,639	7,342	2.77
Non-interest-bearing liabilities	2,884			2,335			4,411

Total liabilities	221,544			239,243			269,050
Equity	65,136			64,266			43,743

Total liabilities and equity	$286,680			$303,509			$312,793

Net interest income		$10,416			$9,402			$7,870

Net interest rate spread (1)			3.37%			2.80%			2.25%
Net interest earning assets (2)		$59,868			$56,389			$46,147

Net interest margin (3)			3.63%			3.10%			2.52%
Average interest earning assets to interest-bearing liabilities			127.38%			123.80%			114.47%

(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest earning assets:
Loans	$464	$(648)	$(183)	$(441)	$(164)	$(605)
Held to maturity securities	(2)	(1)	(3)	(21)	3	(18)
Other	(165)	59	(46)	(60)	(142)	(202)

Total interest earning assets	297	(590)	(232)	(522)	(303)	(825)

Interest bearing liabilities:
Regular savings accounts	0	1	1	0	(1)	(1)
Checking accounts	4	(12)	(8)	4	(13)	(9)
Money market accounts	(9)	(63)	(72)	65	(93)	(28)
Certificates of deposit	(221)	(274)	(494)	(535)	(818)	(1,353)

Total interest-bearing deposits	(226)	(348)	(573)	(466)	(925)	(1,391)
Federal Home Loan Bank advances	(340)	(333)	(673)	(733)	(232)	(965)

Total interest-bearing liabilities	(566)	(681)	(1,246)	(1,199)	(1,157)	(2,356)

Change in net interest income	$863	$91	$1,014	$677	$854	$1,531

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

Our interest rate sensitivity is monitored through the use of an interest rate risk model that reports Economic Value of Equity (EVE) and Earnings-at-Risk (EaR).

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the majority of our long-term, fixed-rate one- to four-family residential mortgage loans that we originate;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies;

(iii)	invest in shorter-term investment securities, interest earning time deposits, and overnight deposits;

(iv)	originate commercial mortgage loans, including multi-family loans and land loans, commercial loans and consumer loans, which tend to have shorter terms and higher interest rates than one- to four-family residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and

(v)	maintain adequate levels of capital.

Economic Value of Equity. Economic Value of Equity (EVE) report measures an institution’s interest rate risk by focusing on changes in its economic value of the portfolio. EVE is an estimate of the economic net worth of an institution’s on- and off- balance sheet assets, and provides an indication of an institution’s ability to withstand loss. Unlike book capital, however, because EVE is a present value measure, changes in economic value caused by changes in interest rates are recognized immediately. The economic value is determined for the base case for a set of yield curve shock scenarios. These scenarios include rate shocks -100bpt to + 400bpt. The Thomas Ho Company model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column below.

The table below sets forth, as of December 31 2012, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2012
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)

+300	$62,063	$(1,682)	(3%)	22.13%	40
+200	62,639	(1,106)	(2%)	22.00%	27
+100	63,212	(533)	(1%)	21.87%	14
0	63,745	—	—	21.73%	—
-100	62,651	(1,094)	(2%)	21.22%	(51)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 2% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2% decrease in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in economic value of equity. Modeling changes in economic value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the economic value of equity tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the economic value of equity tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Earnings-at-Risk. The Earnings-at-Risk (EaR) report provides monthly projections of the Net Income and Net Interest Income over 24 months under a set of interest rate scenarios. Depending on the repricing of the funding and investment, the net income may have significant variations over time and over the scenarios. Therefore, this report provides valuable information in identifying any risk in future earnings. The maximum loss in earnings compared with the base case is called the Earnings-at-Risk.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, retail CDs and money markets with larger customers (i.e. municipalities, colleges and universities, nonprofits, medium businesses, etc.), and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2012, our liquidity ratio averaged 8.72% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $16.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2012, we had $11.7 million in loan commitments outstanding, including $2.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $54.3 million, or 34.2% of total deposits. Of this amount, approximately $9.8 million were paying above-market rates at a weighted average yield of 1.65%. These certificates were originated under our three-year guaranteed upward repricing certificate of deposit product, and the corresponding higher interest rates reflect the higher market interest rate environment at the time that these deposits were originated. It is not our intention to pay above-market rates to keep these deposits upon maturity, and we are uncertain as to what amount of these deposits we will be able to retain. If these deposits do not remain with us, we may be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012, although we would expect to pay lower rates on certificates which are maturing and which will either not renew or will renew at market rates. Additionally, the additional capital that we raised in our stock offering which closed in January 2011 provided additional liquidity. Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2012 and 2011, we originated $252.7 million and $152.5 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $2.8 million for the year ended December 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $62.0 million at December 31, 2012, a decrease of $4.0 million from December 31, 2011. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2012, we had the ability to borrow up to an additional $13.2 million from the Federal Home Loan Bank of Indianapolis and had additional Fed Funds purchase limits of $8.0 million with three correspondent banks.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 9 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 12 – Commitments and Contingent Liabilities of the notes to the financial statements included in this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Accounting Standards Update No. 2012-04—Technical Corrections and Improvements. On October 1, 2012, FASB released ASU 2012-04. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. These amendments are presented in two sections—Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.

The Company has adopted the methodologies prescribed by this ASU for the period ended December 31, 2012, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2012-03— Technical Amendments and Corrections to SEC Sections. On August 27, 2012, FASB released ASU 2012-03. This Accounting Standards Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification® and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2012-02—Intangibles—Goodwill and Other (Topic 350). On July 27, 2012, FASB released ASU 2012-02. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. The Company will adopt the methodologies prescribed by this ASU by the date required, and the ASU is not expected to have a material effect on its financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2012 and 2011;

(C)	Consolidated Statements of Income for the years ended December 31, 2012 and 2011;

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Employment Agreement of David H. Dunn**

10.2	Employment Agreement of Rick A. Rosinski**

10.3	2002 Long Term Incentive Plan, as amended*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed September 16, 2010.
**	Incorporated by reference to the current Report on Form 8-K (file no. 001-35034) filed on July 8, 2011.

Wolverine Bancorp, Inc.

Accountants’ Report and Consolidated Financial Statements

December 31, 2012 and 2011

Wolverine Bancorp, Inc.

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Wolverine Bancorp, Inc.

Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

BKD, LLP

Indianapolis, Indiana

April 1, 2013

Wolverine Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011
Assets

Cash and due from banks	$455	$454
Interest-earning demand deposits	16,097	13,669

Cash and cash equivalents	16,552	14,123
Interest-earning time deposits	—	21,146
Held to maturity securities	241	315
Loans held for sale	2,644	666
Loans, net of allowance for loan losses of $6,671 and $9,503	253,838	243,663
Premises and equipment, net	1,526	1,503
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	844	1,365
Accrued interest receivable	811	833
Other assets	4,434	5,671

Total assets	$285,281	$293,676

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$158,564	$161,364
Federal Home Loan Bank advances	61,926	65,860
Interest payable and other liabilities	2,344	1,475

Total liabilities	222,834	228,699

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,459,082 and 2,507,500 at December 31, 2012 and 2011	$24	$25
Additional paid-in capital	21,850	23,806
Unearned employee stock ownership plan (ESOP)	(1,767)	(1,906)
Retained earnings	42,340	43,052

Total stockholders’ equity	62,447	64,977

Total liabilities and stockholders’ equity	$285,281	$293,676

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011

Interest and Dividend Income
Loans	$13,863	$14,047
Investment securities and other	293	341

Total interest and dividend income	14,156	14,388

Interest Expense
Deposits	1,230	1,803
Borrowings	2,510	3,183

Total interest expense	3,740	4,986

Net Interest Income	10,416	9,402

Provision for Loan Losses	2,205	1,385

Net Interest Income After Provision for Loan Losses	8,211	8,017

Noninterest Income
Service charges and fees	232	260
Net gains on loan sales	2,573	724
Gross income on real estate owned	2	112
Loans fees (costs) earned	(21)	233
Net loss of other real estate owned	(124)	(281)
Recovery of wire transfer fraud	—	165
Other	230	201

Total noninterest income	2,892	1,414

Noninterest Expense
Salaries and employee benefits	5,081	3,847
Net occupancy and equipment expense	795	762
Information technology expense	222	240
Federal deposit insurance corporation premiums	202	287
Professional and service fees	532	606
Other real estate owned expense	235	522
Loan legal expenses	200	131
Advertising expenses	241	225
Michigan business tax	165	133
Other	1,037	994

Total noninterest expense	8,710	7,747

Income Before Income Tax	2,393	1,684

Provision for Income Taxes	837	576

Net Income and Comprehensive Income	$1,556	$1,108

Earnings Per Share:
Basic	$0.63	$0.45

Diluted	$0.63	$0.45

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012 and 2011

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP	Retained Earnings	Total Stockholders’ Equity

Balances at January 1, 2011	$—	$—	$—	$41,944	$41,944

Net income	—	—	—	1,108	1,108

ESOP shares earned	—	41	100	—	141
Issuance of 2,507,000 shares of common stock	25	23,765	(2,006)	—	21,784

Balances at December 31, 2011	25	23,806	(1,906)	43,052	64,977

Net income	—	—	—	1,556	1,556
Purchase of 123,641 shares of treasury stock	(1)	(2,164)	—	—	(2,165)

Share based compensation	—	120	—	—	120

ESOP shares earned	—	88	139	—	227

Dividends ($1 per share)	—	—	—	(2,268)	(2,268)

Balances at December 31, 2012	$24	$21,850	$(1,767)	$42,340	$62,447

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011
Operating Activities
Net income	$1,556	$1,108
Items not requiring (providing) cash
Depreciation	220	218
Provision for loan losses	2,205	1,385
Amortization of Federal Home Loan Bank advances	67	65
Deferred income taxes	(436)	61
Loss on other real estate owned	124	281
Earned ESOP Shares	227	141
Loans originated for sale	(109,147)	(37,207)
Proceeds from loans sold	109,730	38,013
Gain on sale of loans	(2,573)	(724)
Gain on sale of premises or equipment	(1)	(31)
Changes in
Interest receivable and other assets	1,932	307
Interest payable and other liabilities	686	455

Net cash provided by operating activities	4,590	4,072

Investing Activities
Net change in interest-earning time deposits	21,146	(6,215)
Proceeds from calls, maturities and pay-downs of held to maturity securities	74	73
Net change in loans	(13,003)	(13,345)
Proceeds from sale of premises and equipment	22	64
Reclamation of FHLB Stock	—	219
Proceeds from sale of real estate owned	1,045	2,081
Purchase of premises and equipment	(332)	(109)

Net cash provided by (used in) investing activities	8,952	(17,232)

Financing Activities
Net change in money market, checking and savings accounts	3,522	2,108
Net change in certificates of deposit	(6,322)	(15,437)
Share based compensation	120	—
Proceeds from stock conversion	—	2,676
Proceeds from Federal Home Loan Bank advances	22,000	8,000
Repayment of Federal Home Loan Bank advances	(26,000)	(19,000)
Purchase of common stock	(2,165)	—
Dividends paid	(2,268)	—

Net cash used in financing activities	(11,113)	(21,653)

Increase (Decrease) in Cash and Cash Equivalents	2,429	(34,813)

Cash and Cash Equivalents, Beginning of Year	14,123	48,936

Cash and Cash Equivalents, End of Year	$16,552	$14,123

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,828	$5,061
Income taxes paid (refunds)	(1,096)	610
Loans transferred to other real estate	623	1,588

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

On January 19, 2011, the Bank consummated its mutual to stock conversion (“Conversion”) and the related initial public stock offering of Wolverine Bancorp, Inc. In the Conversion, the Bank converted from a federal mutual savings bank to a federal stock savings bank. Also in connection with the Conversion, the Company was formed in September 2010, and, upon consummation of the Conversion on January 19, 2011, became the savings and loan holding company of the Bank. As part of the Conversion and offering, the Company issued and sold shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that was conducted by an independent appraisal firm. See Note 16 for additional information.

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

December 31, 2012 and 2011

(Dollars in Thousands)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and financial instruments.

Cash Equivalents

We consider all liquid investments with original maturities of three months or less to be cash equivalents.

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

December 31, 2012 and 2011

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, the Company is required to calculate basic and diluted EPS using the two-class method. Restricted stock awards granted by the Company are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

Unearned ESOP shares, which are not vested and unvested restricted stock awards are excluded from the computation of average shares outstanding.

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

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

Recently Issued Accounting Standards

Accounting Standards Update No. 2012-04—Technical Corrections and Improvements. On October 1, 2012, FASB released ASU 2012-04. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. These amendments are presented in two sections—Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.

The Company has adopted the methodologies prescribed by this ASU for the period ended December 31, 2012, and the ASU did not have a material effect on its financial position or results of operations.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Accounting Standards Update No. 2012-03— Technical Amendments and Corrections to SEC Sections. On August 27, 2012, FASB released ASU 2012-03. This Accounting Standards Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification® and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2012-02—Intangibles—Goodwill and Other (Topic 350). On July 27, 2012, FASB released ASU 2012-02. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. The Company will adopted the methodologies prescribed by this ASU by the date required, and the ASU is not expected to have a material effect on its financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 2:	Restriction on Cash and Due From Banks

We are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012 was $0.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250 limit on FDIC insurance per covered institution.

At December 31, 2012, our interest-bearing cash accounts exceeded federally insured limits by $1,803. Additionally, approximately $1,336 and $9,483 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, which is not federally insured.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Held to Maturity Securities:
December 31, 2012
Municipals	$241	$—	$—	$241

December 31, 2011
Municipals	$315	$—	$—	$315

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	241	241
After ten years	—	—

Totals	$241	$241

There were no sales of securities during 2012 or 2011.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	December 31,	December 31,
	2012	2011

Real Estate
One-to four-family	$58,158	$68,287
Home equity	10,790	13,572
Commercial mortgage loans
Commercial real estate	108,087	89,463
Multifamily	60,755	51,411
Land	12,668	13,445
Construction	12,262	19,704
Commercial Non-mortgage	6,739	7,675
Consumer	1,297	1,247

Total loans	270,756	264,804

Less
Net deferred loan fees, premiums and discounts	585	440
Undisbursed portion of loans	9,662	11,198
Allowance for loan losses	6,671	9,503

Net loans	$253,838	$243,663

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

We also factor in historical loss experience and qualitative considerations, including trends in charge offs and recoveries; trends in delinquencies and impaired/classified loans; effects of credit concentrations; changes in underwriting standards and loan review system; experience in lending staff; current industry conditions; current market conditions; and change in regional employment conditions.

In instances where risk and loss exposure is clearly identified with a particular asset, a specific valuation allowance will be established or the asset or a portion of the asset will be charged off.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012 and 2011:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2012

Allowance for loan losses:

Balance, beginning of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Provision charged to expense	(58)	(40)	502	750	1,083	(119)	85	2	2,205

Losses charged off	(116)	—	(1,337)	(1,241)	(2,393)	(2)	(84)	(4)	(5,177)

Recoveries	27	16	36	55	—	—	—	6	140

Balance, end of period	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671

Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$100	$—	$—	$—	$100

Ending balance: collectively evaluated for impairment	$1,433	$266	$2,663	$1,497	$212	$302	$166	$32	$6,571

Loans:

Ending Balance	$58,158	$10,790	$108,087	$60,755	$12,668	$12,262	$6,739	$1,297	$270,756

Ending Balance: individually evaluated for impairment	$2,583	$—	$7,645	$7,324	$4,994	—	$277	$21	$22,844

Ending Balance: collectively evaluated for impairment	$55,575	$10,790	$100,442	$53,431	$7,674	$12,262	$6,462	$1,276	$247,912

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of December 31, 2012 and 2011:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
As of December 31, 2012	2012	2011	2012	2011	2012	2011	2012	2011

Pass	$52,857	$61,574	$10,719	$13,331	$84,434	$63,107	$45,160	$34,012

Pass (Closely Monitored)	2,839	3,387	71	—	7,793	9,136	6,017	5,581

Special Mention	955	508	—	35	6,635	8,512	4,016	6,043

Substandard	1,507	2,818	—	206	9,225	8,708	5,562	5,775

Doubtful	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—

	$58,158	$68,287	$10,790	$13,572	$108,087	$89,463	$60,755	$51,411

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
As of December 31, 2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Pass	$6,088	$3,043	$11,936	$19,410	$6,304	$7,034	$1,276	$1,242	$218,773	$202,753

Pass (Closely Monitored)	1,187	797	—	120	68	162	—	5	17,975	19,188

Special Mention	606	1,572	326	—	90	104	—	—	12,628	16,774

Substandard	4,787	8,033	—	174	277	375	21	—	21,380	26,089

Doubtful	—	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—	—

	$12,668	$13,445	$12,262	$19,704	$6,739	$7,675	$1,297	$1,247	$270,756	$264,804

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The following table is a summary of our past due and non-accrual loans as of December 31, 2012 and 2011:

As of December 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$166	$—	$344	$510	$57,648	$58,158	$—	$503

Home Equity	—	—	—	—	10,790	10,790	—	—

Commercial Real Estate	1,551	29	721	2,301	105,786	108,087	—	2,013

Multifamily	—	—	—	—	60,755	60,755	—	—

Land	—	—	4,667	4,667	8,001	12,668	—	4,720

Construction	—	—	—	—	12,262	12,262	—	—

Commercial Non-Mortgage	—	—	277	277	6,462	6,739	—	278

Consumer	—	—	—	—	1,297	1,297	—	—

Total	$1,717	$29	$6,009	$7,755	$263,001	$270,756	$—	$7,514

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

The following table present impaired loans for the year ended December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance

1-4 Family	$2,583	$2,779	$—	$2,308	$146

Home Equity	—	—	—	128	—

Commercial Real Estate	7,645	9,626	—	8,730	449

Multifamily	7,324	8,333	—	9,064	474

Land	1,047	3,015	—	1,607	175

Construction	—	2	—	85	—

Commercial Non-Mortgage	277	372	—	376	13

Consumer	21	21	—	4	—

Loans with a specific valuation allowance

1-4 Family	$—	$—	$—	$279	$—

Home Equity	—	—	—	—	—

Commercial Real Estate	—	—	—	1,238	—

Multifamily	—	—	—	1,912	—

Land	3,947	5,219	100	7,153	210

Construction	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—

Consumer	—	—	—	—	—

Totals

1-4 Family	$2,583	$2,779	$—	$2,587	$146

Home Equity	—	—	—	128	—

Commercial Real Estate	7,645	9,626	—	9,968	449

Multifamily	7,324	8,333	—	10,976	474

Land	4,994	8,234	100	8,760	385

Construction	—	2	—	85	—

Commercial Non-Mortgage	277	372	—	376	13

Consumer	21	21	—	4	—

Total	$22,844	$29,367	$100	$32,884	$1,467

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

The following table present impaired loans for the year ended December 31, 2011:

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

Totals

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

December 31, 2012 and 2011

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

Loans to related parties at December 31, 2012 totaled $2,832. The aggregate amount of loans, as defined, to such related parties at December 31, 2011 totaled $489 increased by $2,343 which resulted from new debt of $2,445 and a decrease due to $102 in payoffs.

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

December 31, 2012 and 2011

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

The following tables summarize the loans that have been restructured as TDRs during the twelve months ended December 31, 2012 and 2011:

	Twelve Months Ended December 31, 2012
		Balance	Balance
		prior to	after
	Count	TDR	TDR
	(Dollars in thousands)
One-to four-family	1	$67	$68
Commercial real estate	11	3,899	4,040

Total loans	12	$3,966	$4,108

	Twelve Months Ended
	December 31, 2011
		Balance	Balance
		prior to	after
	Count	TDR	TDR
	(Dollars in thousands)
One-to four-family	3	$657	$657
Home equity	3	140	140
Commercial real estate	10	1,672	1,723
Land	6	668	668
Construction	1	90	90

Total loans	23	$3,227	$3,278

The TDRs described above did not have a material impact on the allowance for loan losses or material charge-offs for the year ended December 31, 2012 and 2011.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

The following tables set forth our TDRs that had payment defaults during 2012 and 2011 on loans that were restructured in the past 12 months. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

		Default
	Count	Balance
	(Dollars in thousands)

As of December 31, 2012
Commercial real estate	1	$134

Total loans	1	$134

	Count	Default Balance
	(Dollars in thousands)

As of December 31, 2011
One-to-four family residential	1	$97
Home equity	1	$25

Total loans	2	$122

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

The following tables summarize the loans that have been restructured as TDRs based on the type of modification or concession granted to the borrower during the twelve months ending December 31, 2012 and 2011:

As of December 31, 2012	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
1-4 Family	1	$68	—	$—	—	$—	$68

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	7	1,455	3	1,945	1	640	4,040
Multifamily	—	—	—	—	—	—	—

Land	—	—	—	—	—	—	—

Construction	—	—	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	8	$1,523	3	$1,945	1	$640	$4,108

As of December 31, 2011	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
1-4 Family	3	$657	—	$—	—	$—	$657

Home Equity	2	115	—	—	1	25	140

Commercial Real Estate	5	1,181	—	—	5	542	1,723
Multifamily	—	—	—	—	—	—	—

Land	—	—	—	—	6	668	668

Construction	—	—	—	—	1	90	90

Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	10	$1,953	—	$—	13	$1,325	$3,278

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the year ended December 31, 2012, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2012	2011

Land	$514	$514
Buildings and improvements	3,146	3,268
Furniture, fixtures and equipment	2,841	2,630

	6,501	6,412
Less accumulated depreciation	(4,975)	(4,909)

Net premises and equipment	$1,526	$1,503

Note 6:	Deposits

Deposits at year-end are summarized as follows:

	2012	2011

Savings accounts	$10,385	$10,040
Checking accounts	32,424	28,337
Money market accounts	50,461	51,371
Certificates of deposit	65,294	71,616

	$158,564	$161,364

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

At December 31, 2012, scheduled maturities of certificates of deposit are as follows:

2013	$54,267
2014	4,783
2015	2,710
2016	683
2017	1,328
Thereafter	1,523

$65,294

Time deposits of $100 or more were $36,221 and $36,596 at December 31, 2012 and 2011.

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $62,000 and $66,000 at December 31, 2012 and 2011. At December 31, 2012, the advances are at fixed rates and bear interest at rates ranging from 1.92% to 5.25% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $130,975. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of our Federal Home Loan Bank advances at December 31, 2012, are:

2013	$—
2014	12,000
2015	13,000
2016	—
2017	10,000
Thereafter	27,000

Total borrowings	62,000
Remaining prepayment penalty	$(74)

Total	$61,926

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 8:	Income Taxes

The provision for income taxes includes these components:

	2012	2011

Taxes currently payable	$1,273	$515
Deferred income taxes	(436)	61

Income tax expense	$837	$576

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2012	2011

Computed at the statutory rate (34%)	$814	$572
Increase (decrease) resulting from
Tax exempt interest	(3)	(4)
Other	26	8

Actual tax expense	$837	$576

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2012	2011

Deferred tax assets
Allowance for loan losses	$2,268	$1,935
Depreciation	127	97
Deferred loan fees	209	160
Deferred compensation	172	184
Real estate owned	123	136
Other	101	60

	3,000	2,572

Deferred tax liabilities
FHLB stock dividends	55	55

Net deferred tax asset	$2,945	$2,517

Retained earnings at December 31, 2012 include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2012.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements. The open tax years subject to examination by taxing authorities are the years subsequent to 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2012 and 2011, that we meet all capital adequacy requirements to which we are subject.

As of December 31, 2012, the most recent notification from the Office of Comptroller of the Currency categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed our category.

Our actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$60,607	26.0%	$18,618	8.0%	$23,272	10.0%
Tier I capital (to risk-weighted assets)	57,642	24.8	9,309	4.0	13,903	6.0
Tier I capital (to adjusted total assets)	57,642	20.3	11,371	3.0	14,224	5.0

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$56,267	24.9%	$18,113	8.0%	$22,641	10.0%
Tier I capital (to risk-weighted assets)	53,401	23.6	9,057	4.0	13,585	6.0
Tier I capital (to adjusted total assets)	53,401	18.2	8,814	3.0	14,691	5.0
Tier I capital (to adjusted tangible assets)	53,401	18.2	5,876	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	53,401	18.2	4,407	1.5	N/A	N/A

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 10:	Employee Benefits

We have a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation with us matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%. Additionally, we can make discretionary contributions to our 401 (k) plan. Employer contributions charged to expense for the years ended 2012 and 2011 were $81 and $72, respectively.

Employee Stock Ownership Plan (ESOP)

As part of the conversion, we established an ESOP covering substantially all of our employees. The ESOP acquired 200,600 shares of WBKC common stock at $10.00 per share in the conversion with funds provided by a loan from the Company. Accordingly, 2,006 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by our Board of Directors, are made to the ESOP.

ESOP expense for the years ended December 31, 2012 and 2011 was $227 and $141, respectively.

The ESOP shares as of December 31 were as follows:

	2012	2011

Allocated shares	23,907	10,030
Unearned shares	176,693	190,570

Total ESOP shares	200,600	200,600

Fair value of unearned shares at December 31	$3,009	2,687

We are obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2012 and 2011, the fair value of the 23,907 and 10,030 allocated shares held by the ESOP was $407 and $141.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Impaired loans	$15,562	$—	$—	$15,562

December 31, 2011
Impaired loans	$9,587	$—	$—	$9,587

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$15,562	Market comparable properties	Marketability discount	0% - 32% (11%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012

Financial assets
Cash and cash equivalents	$16,552	$16,552	$—	$—
Held to maturity securities	241	—	241	—
Loans held for sale	2,644	—	2,711	—
Loans, net of allowance for loan losses	253,838	—	—	259,539
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	811	—	811	—

Financial liabilities
Deposits	158,564	93,270	—	65,953
Federal Home Loan Bank advances	61,926	—	70,896	—
Interest payable	138	—	138	—

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011

Financial assets
Cash and cash equivalents	$14,123	$14,123	$—	$—
Interest-earning time deposits	21,146	21,146
Held to maturity securities	315	—	315	—
Loans held for sale	666	—	674	—
Loans, net of allowance for loan losses	243,663	—	—	245,377
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	833	—	833	—

Financial liabilities
Deposits	161,364	89,175	—	75,793
Federal Home Loan Bank advances	65,860	—	74,229	—
Interest payable	226	—	226	—

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Earning Time Deposits, Federal Home Loan Bank Stock, Interest Receivable, Loans held for sale and Interest Payable

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

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

At year-end, these financial instruments are summarized as follows:

	2012	2011

Commitments to extend credit	$11,742	$15,986
Unused portions of lines of credit	2,210	4,716
Standby letters of credit	896	331
Commercial letters of credit	—	63

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 13:	Earnings Per Share (In thousands except per share amounts)

Years ended December 31	2012	2011 (1)
Net income	$1,556	$1,048
Dividends and undistributed earnings allocated to participating securities	(122)	—
Income attributable to common shareholders	$1,434	$1,048

Weighted average shares outstanding	2,504	2,507
Less: average unearned ESOP and unvested restricted stock	(213)	(198)

Average shares	2,291	2,309
Effect of diluted based awards	—	—

Average common and common-equivalent shares for diluted EPS	2,291	2,309

Basic EPS	$.63	$.45
Diluted EPS	$.63	$.45

(1)	Calculated from January 20, 2011, the effective date of the conversion and stock offering to the period end.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 14:	Share Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the years ended December 31, 2012 and 2011 was $120 and $0, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2012	—	—	—
Granted	141,617	$17.30	10
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Options outstanding at December 31, 2012	141,617	$17.30	10

As of December 31, 2012, the Company had $331,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. There were no exercisable options vested in the year ended December 31, 2012. Stock option expense for the year ended December 31, 2012 was $24. The aggregate grant date fair value of the stock options was $355. The total intrinsic value of options as of December 31, 2012, was $0.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for options issued August 21, 2012:

Expected volatility	17.37%
Risk-free interest rate	1.34%
Expected dividend yield	2.00%
Expected life (in years)	7.50
Exercise price for the stock options	$17.30

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula for options issued December 10, 2012:

Expected volatility	16.61%
Risk-free interest rate	1.14%
Expected dividend yield	2.00%
Expected life (in years)	7.50
Exercise price for the stock options	$17.50

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2012	—	—
Granted	75,223	$17.30
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2012	75,223	$17.30

As of December 31, 2012, the Company had $1.2 million of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the year ended December 31, 2012 was $96.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$4,649	$9,683
ESOP note receivable	—	1,930
Investment in subsidiary	57,642	53,401
Other assets	197	143

Total assets	$62,488	$65,157

Liabilities - Other	$41	$180

Stockholders’ Equity	62,447	64,977

Total liabilities and stockholders’ equity	$62,488	$65,157

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Condensed Statements of Income

	December 31, 2012	December 31, 2011
Income	$—	$62

Expenses	408	381

Loss Before Income Tax and Equity in Undistributed Net Loss	(408)	(319)

Income Tax Expense	—	—

Loss Before Equity in Undistributed Net Income Loss of Subsidiaries	(408)	(319)

Equity in Undistributed Net Income of Subsidiary	1,964	1,427

Net Income	$1,556	$1,108

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Condensed Statements of Cash Flows

	December 31, 2012	December 31, 2011
Operating Activities
Net income	$1,556	$1,108
Items not requiring (providing) cash:
Undistributed net income of subsidiary	(1,964)	(1,427)
Change in other assets	(54)	(143)
Change in other liabilities	(139)	180

Net cash used in operating activities	(601)	(282)

Investing Activities
Origination of note receivable	—	(2,006)
Investment in subsidiary	—	(9,889)
ESOP payment received	—	76

Net cash used in investing activities	—	(11,819)

Financing Activities
Net proceeds from stock conversion	—	21,784
Purchase of treasury stock	(2,165)	—
Special Dividend	(2,268)	—

Net cash provided by (used in) financing activities	(4,433)	21,784

Net Change in Cash and Cash Equivalents	(5,034)	9,683

Cash and Cash Equivalents at Beginning of Year	9,683	—

Cash and Cash Equivalents at End of Year	$4,649	$9,683

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Dollars in Thousands)

Note 16:	Plan of Conversion and Change in Corporate Form

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

The conversion costs of issuing the common stock, approximately $1,270, were deducted from the sales proceeds of the offering. At December 31, 2011, the Bank had incurred $743 of these conversion costs and were included in other assets on the accompanying December 31, 2011, balance sheet.

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

Wolverine Bancorp, Inc.

Date: April 1, 2013	By:	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David H. Dunn	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013
David H. Dunn

/s/ Rick A. Rosinski	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	April 1, 2013
Rick A. Rosinski

/s/ Richard M. Reynolds	Chairman of the Board	April 1, 2013
Richard M. Reynolds

/s/ Roberta N. Arnold	Director	April 1, 2013
Roberta N. Arnold

/s/ Eric P. Blackhurst	Director	April 1, 2013
Eric P. Blackhurst

/s/ J.W. Fisher	Director	April 1, 2013
J.W. Fisher

/s/ J. Donald Sheets	Director	April 1, 2013
J. Donald Sheets

/s/ Howard I. Ungerleider	Director	April 1, 2013
Howard I. Ungerleider

/s/ Joseph M. VanderKelen	Director	April 1, 2013
Joseph M. VanderKelen

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement of David H. Dunn**

10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**

10.3	2002 Long Term Incentive Plan, as amended*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

23	Consent of Independent Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.