Form 10-Q
period 2013-03-31
Wolverine Bancorp, Inc.
filed 2013-05-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of April 30, 2013, was 2,451,776.

Wolverine Bancorp, Inc.

Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$474	$455
Interest-earning demand deposits	25,050	16,097

Cash and cash equivalents	25,524	16,552
Held to maturity securities	172	241
Loans held for sale	2,314	2,644
Loans, net of allowance for loan losses of $6,989 and $6,671	250,921	253,838
Premises and equipment, net	1,505	1,526
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	469	844
Accrued interest receivable	760	811
Other assets	4,396	4,434

Total assets	$290,452	$285,281

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$162,716	$158,564
Federal Home Loan Bank advances	61,943	61,926
Interest payable and other liabilities	2,839	2,344

Total liabilities	227,498	222,834
Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,451,776 and 2,459,082 at March 31, 2013 and December 31,2012	$24	$24
Additional paid-in capital	21,832	21,850
Unearned employee stock ownership plan (ESOP)	(1,767)	(1,767)
Retained earnings	42,865	42,340

Total stockholders’ equity	62,954	62,447

Total liabilities and stockholders’ equity	$290,452	$285,281

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans	$3,310	$3,542
Investment securities and other	44	95

Total interest and dividend income	3,354	3,637

Interest Expense
Deposits	224	363
Borrowings	582	682

Total interest expense	806	1,045

Net Interest Income	2,548	2,592
Provision for Loan Losses	325	650

Net Interest Income After Provision for Loan Losses	2,223	1,942

Noninterest Income
Service charges and fees	54	73
Net gain on loan sales	536	344
Gross income on real estate owned	8	1
Loan fees (costs) earned	(10)	66
Net gain (loss) on sale of real estate owned	94	(31)
Other	53	44

Total noninterest income	735	497

Noninterest Expense
Salaries and employee benefits	1,292	1,080
Net occupancy and equipment expense	178	197
Information technology expense	57	61
Federal deposit insurance corporation premiums	58	72
Professional and services fees	129	156
Other real estate owned expense	18	73
Loan legal expense	47	33
Advertising expense	65	53
Michigan business tax	47	37
Other	268	234

Total noninterest expense	2,159	1,996

Income Before Income Tax	799	443
Provision for Income Taxes	274	152

Net Income and Comprehensive Income	$525	$291

Earnings Per Share:
Basic	$0.23	$0.13

Diluted	$0.23	$0.13

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$525	$291
Items not requiring (providing) cash
Depreciation	51	55
Provision for loan losses	325	650
Amortization of Federal Home Loan Bank advance prepayment penalty	17	17
Gain (loss) on other real estate owned	(94)	31
Loans originated for sale	(17,174)	(17,701)
Proceeds from loans sold	18,009	17,190
Gain on sale of loans	(536)	(344)
Share based compensation	82	—
Changes in
Interest receivable and other assets	277	634
Interest payable and other liabilities	339	1,418

Net cash provided by operating activities	1,821	2,241

Investing Activities
Net change in interest-bearing deposits	—	11,091
Proceeds from calls, maturities and pay-downs of held to maturity securities	69	57
Net change in loans	2,592	690
Proceeds from sale of real estate owned	469	158
Purchase of premises and equipment	(31)	(92)

Net cash provided by investing activities	3,099	11,904

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	771	5,020
Net change in certificates of deposit	3,381	(4,928)
Repayment of Federal Home Loan Bank Advances	—	(4,000)
Purchase of treasury stock	(100)	(49)

Net cash provided by (used in) financing activities	4,052	(3,957)

Increase (Decrease) in Cash and Cash Equivalents	8,972	10,188
Cash and Cash Equivalents, Beginning of Period	16,552	14,123

Cash and Cash Equivalents, End of Period	$25,524	$24,311

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,972	$1,067
Loans transferred to real estate owned	—	15

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2013	$24	$21,850	$(1,767)	$42,340	$62,447
Net income	—	—	—	525	525
Purchase of 5,300 shares of common stock	—	(100)	—	—	(100)
Share based compensation expense	—	82			82

Balances at March 31, 2013	$24	$21,832	$(1,767)	$42,865	$62,954

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:    Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2013.

Note 2:    Accounting Developments

Financial Accounting Standards Board (“FASB”)

Accounting Standards Update No. 2013-02; Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

¡

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

¡

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

Accounting Standards Update No. 2013-01; Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of transactions that are subject to the disclosures about offsetting. The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Specifically, Update 2011-11 applies only to derivatives repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement. The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-04 – Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The amendments in this Update are effective for fiscal years after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or result of operations.

Note 3:    Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
March 31, 2013
Municipal	$172	$—	$—	$172

December 31, 2012
Municipal	$241	$—	$—	$241

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The amortized cost and fair value of securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	172	172
After ten years	—	—

Totals	$172	$172

There were no sales of securities during the three months ended March 31, 2013 and 2012.

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2013	2012
Real Estate
One-to four-family	$54,953	$58,158
Home equity	11,129	10,790
Commercial mortgage loans
Commercial real estate	108,649	108,087
Multifamily	62,945	60,755
Land	10,065	12,668
Construction	13,369	12,262
Commercial Non-mortgage	3,541	6,739
Consumer	1,195	1,297

Total loans	265,846	270,756
Less
Net deferred loan fees, premiums and discounts	566	585
Undisbursed portion of loans	7,370	9,662
Allowance for loan losses	6,989	6,671

Net loans	$250,921	$253,838

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013, December 31, 2012 and March 31, 2012:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land		Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of March 31, 2013
Allowance for loan losses:
Balance, beginning of year	$1,433	$266	$2,663	$1,497	$312		$302	$166	$32	$6,671
Provision charged to expense	21	26	193	158	(47	)`	49	(73)	(2)	325
Losses charged off	(12)	—	—	—	—		—	—	—	(12)
Recoveries	3	—	—	—	—		—	—	2	5

Balance, end of period	$1,445	$292	$2,856	$1,655	$265		$351	$93	$32	$6,989

Ending Balance: individually evaluated for impairment	$9	$—	$228	$48	$100		$—	$15	$—	$400

Ending balance: collectively evaluated for impairment	$1,436	$292	$2,628	$1,607	$165		$351	$78	$32	$6,589

Loans:
Ending Balance	$54,953	$11,129	$108,649	$62,945	$10,065		$13,369	$3,541	$1,195	$265,846

Ending Balance: individually evaluated for impairment	$2,809	$—	$10,955	$9,449	$4,693		$80	$837	$—	$28,823

Ending Balance: collectively evaluated for impairment	$52,144	$11,129	$97,694	$54,296	$5,372		$13,289	$2,704	$1,195	$237,823

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily		Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$1,580	$290	$3,462	$1,933		$1,622	$423	$165	$28	$9,503
Provision charged to expense	(58)	(40)	502	750		1,083	(119)	85	2	2,205
Losses charged off	(116)	—	(1,337)	(1,241	)`	(2,393)	(2)	(84)	(4)	(5,177)
Recoveries	27	16	36	55		—	—	—	6	140

Balance, end of period	$1,433	$266	$2,663	$1,497		$312	$302	$166	$32	$6,671

Ending Balance: individually evaluated for impairment	$—	$—	$—	$—		$100	$—	$—	$—	$100

Ending balance: collectively evaluated for impairment	$1,433	$266	$2,663	$1,497		$212	$302	$166	$32	$6,571

Loans:
Ending Balance	$58,158	$10,790	$108,087	$60,755		$12,668	$12,262	$6,739	$1,297	$270,756

Ending Balance: individually evaluated for impairment	$2,583	$—	$7,645	$7,324		$4,994	—	$277	$21	$22,844

Ending Balance: collectively evaluated for impairment	$55,575	$10,790	$100,442	$53,431		$7,674	$12,262	$6,462	$1,276	$247,912

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$49,862	$52,857	$11,042	$10,719	$85,722	$84,434	$48,057	$45,160
Pass (Closely Monitored)	2,468	2,839	87	71	7,011	7,793	5,946	6,017
Special Mention	1,052	955	—	—	7,317	6,635	3,998	4,016
Substandard	1,571	1,507	—	—	8,599	9,225	4,944	5,562
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$54,953	$58,158	$11,129	$10,790	$108,649	$108,087	$62,945	$60,755

	Land		Construction		Commercial Non- Mortgage		Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$4,020	$6,088	$13,289	$11,936	$2,526	$6,304	$1,174	$1,276	$215,693	$218,773
Pass (Closely Monitored)	1,352	1,187	—	—	65	68	21	—	16,949	17,975
Special Mention	—	606	80	326	113	90	—	—	12,560	12,628
Substandard	4,693	4,787	—	—	837	277	—	21	20,644	21,380
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$10,065	$12,668	$13,369	$12,262	$3,541	$6,739	$1,195	$1,297	$265,846	$270,756

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The Closely Monitored asset quality rating encompasses assets that have been brought to the attention of management and may, if not corrected, warrant a more serious quality rating by management. These assets are usually in the first phase of a deficiency situation and may possess similar criteria as Special Mention assets. This grade includes loans to borrowers which require special monitoring because of deteriorating financial results, declining credit ratings, decreasing cash flow, increasing leverage, marginal collateral coverage or industry stress that has resulted or may result in a changing overall risk profile.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of March 31, 2013 and December 31, 2012:

As of March 31, 2013:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$26	$317	$262	$605	$54,348	$54,953	$—	$397
Home Equity	—	—	54	54	11,075	11,129	—	—
Commercial Real Estate	795	—	716	1,510	107,139	108,649	—	1,789
Multifamily	—	—	—	—	62,945	62,945	—	—
Land	—	—	4,609	4,609	5,456	10,065	—	4,926
Construction	—	—	—	—	13,369	13,369	—	80
Commercial Non-Mortgage	53	—	277	331	3,210	3,541	—	277
Consumer	—	—	—	—	1,195	1,195	—	—

Total	$874	$317	$5,918	$7,109	$258,737	$265,846	$—	$7,469

As of December 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$166	$—	$344	$510	$57,648	$58,158	$—	$503
Home Equity	—	—	—	—	10,790	10,790	—	—
Commercial Real Estate	1,551	29	721	2,301	105,786	108,087	—	2,013
Multifamily	—	—	—	—	60,755	60,755	—	—
Land	—	—	4,667	4,667	8,001	12,668	—	4,720
Construction	—	—	—	—	12,262	12,262	—	—
Commercial Non-Mortgage	—	—	277	277	6,462	6,739	—	278
Consumer	—	—	—	—	1,297	1,297	—	—

Total	$1,717	$29	$6,009	$7,755	$263,001	$270,756	$—	$7,514

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans at March 31, 2013:

As of March 31, 2013	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	QTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$2,629	$2,838	$—	$2,823	$130
Home Equity	—	—	—	—	—
Commercial Real Estate	6,822	9,065	—	6,912	65
Multifamily	8,609	9,423	—	9,615	88
Land	1,866	3,156	—	5,873	83
Construction	80	82	—	28	—
Commercial Non-Mortgage	277	372	—	277	3
Consumer	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	$180	$181	$9	$182	$—
Home Equity	—	—	—	—	—
Commercial Real Estate	4,133	4,133	228	3,766	20
Multifamily	840	840	48	843	—
Land	2,827	4,724	100	1,947	50
Construction	—	—	—	—	—
Commercial Non-Mortgage	560	559	15	560	6
Consumer	—	—	—	—	—
Total
1-4 Family	$2,809	$3,019	$9	$3,005	$130
Home Equity	—	—	—	—	—
Commercial Real Estate	10,955	13,198	228	10,678	85
Multifamily	9,449	10,263	48	10,458	88
Land	4,693	7,880	100	7,820	133
Construction	80	82	—	28	—
Commercial Non-Mortgage	837	931	15	837	9
Consumer	—	—	—	—	—

Total	$28,823	$35,373	$400	$32,826	$396

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans at December 31, 2012:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present impaired loans at March 31, 2012:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

There were no loans that were restructured as TDRs for the three months ending March 31, 2013.

The following table summarizes the loans that were restructured as TDRs during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	2	$139	$145

Total loans	2	$139	$145

We had no TDRs that had payment defaults during the quarters ended March 31, 2013 and March 31, 2012. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three months ended March 31, 2013, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2013 and 2012.

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans	$6,983	$—	$—	$6,983
December 31, 2012
Impaired loans	$15,562	$—	$—	$15,562

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Unobservable (Level 3) inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at March 31, 2013 and December 31, 2012.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of March 31, 2013	$6,983	Market comparable properties	Marketability discount	0% - 36% (12.7%)
As of December 31, 2012	$15,562	Market comparable properties	Marketability discount	0% - 32% (11%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$25,524	$25,524	$—	$—
Held to maturity securities	172	—	172	—
Loans held for sale	2,314	—	2,379	—
Loans, net of allowance for loan losses	250,921	—	—	254,837
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	760	—	759	—
Financial liabilities
Deposits	162,716	98,477	—	64,946
Federal Home Loan Bank advances	61,943	—	70,208	—
Interest payable	108	—	108	—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Cash and Cash Equivalents, Interest-Earning Time Deposits, Federal Home Loan Bank Stock, Interest Receivable and Interest Payable

The carrying amount approximates fair value.

Held to Maturity Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans Held for Sale

Fair value is estimated using quoted market prices from the secondary market.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

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

Note 6:    Earnings Per Share (In thousands except per share amounts)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net income	$525	$291
Dividends and undistributed earnings allocated to participating securities	(17)	—
Income attributable to common shareholders	$508	$291
Weighted average shares outstanding	2,455	2,507
Less: average unearned ESOP and unvested restricted stock	(254)	(189)

Average shares	2,201	2,318
Effect of diluted based awards	—	—

Average common and common-equivalent shares for diluted EPS	2,201	2,318
Basic EPS	$.23	$.13
Diluted EPS	$.23	$.13

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 7:    Share-Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the three months ended March 31, 2013 was $82,000.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2013	141,617	$17.30	10
Granted	—	—	—
Exercised	—	—	—
Forfeited	2,507	17.30	—
Expired	—	—	—
Exercisable, end of year	—	—	—

Options outstanding at March 31, 2013	139,110	$17.30	10

As of March 31, 2013, the Company had $307,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the quarter ended March 31, 2013 was $19,000. The aggregate grant date fair value of the stock options was $355,000. The total intrinsic value of options as of March 31, 2013, was $206,000.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	75,223	$17.30
Granted	—	—
Vested	—	—
Forfeited	2,006	17.30

Non-vested at March 31, 2013	73,217	$17.30

As of March 31, 2013, the Company had $1.1 million of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2013 was $63,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at the three months ended March 31, 2013 and 2012 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at March 31, 2013 and December 31, 2012 and no valuation allowance was necessary.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets increased $5.0 million, or 1.8%, to $290.4 million at March 31, 2013 from $285.3 million at December 31, 2012. The increase resulted from an increase of $9.0 million in interest-earning demand deposits, offset in part by a decrease of $2.9 million in net loans.

Cash and cash equivalents increased $9.0 million, or 54.2%, to $25.5 million at March 31, 2013 from $16.6 million at December 31, 2012. The increase was a result of an increase of $9.0 million, or 55.6%, in interest-earning demand deposits, due to increased funds in our Federal Reserve and cash management accounts attributable an increase in deposits and a decrease in loans.

Loans held for sale decreased $330,000, or 12.5%, to $2.3 million at March 31, 2013 from $2.6 million at December 31, 2012. The decrease was attributable to lower loan volume occurring as a result of seasonal demand fluctuations in the housing market.

Net loans decreased $2.9 million, or 1.1%, to $251.0 million at March 31, 2013 from $253.8 million at December 31, 2012. The loan portfolio decreased primarily as a result of commercial non-mortgage loans decreasing $3.2 million or 47.5%, one-to four-family loans decreasing $3.2 million or 5.5%, and commercial land loans decreasing $2.6 million or 20.5%. These increases were offset in part by an increase of $2.2 million, or 3.6%, in multi-family commercial loans and an increase of $1.1 million or 9.0% in construction loans.

Securities held to maturity, consisting of one municipal security at March 31, 2013, decreased $69,000, or 28.6%, to $172,000 from $241,000 at December 31, 2012 due to paydowns.

Other real estate owned decreased $375,000, or 44.4%, to $469,000 at March 31, 2013, from $844,000 at December 31, 2012. The decrease in other real estate owned resulted from the sale of six properties totaling $374,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $38,000, or 0.9%, to $4.4 million at March 31, 2013, from $4.4 million at December 31, 2012.

Deposits increased $4.1 million, or 2.6%, to $162.7 million at March 31, 2013 from $158.6 million at December 31, 2012. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $4.6 million. This increase was partially offset by a decrease in certificates of deposit of $1.1 million, or 1.6%, to $64.2 million at March 31, 2013 from $65.3 million at December 31, 2012.

Federal Home Loan Bank advances remained unchanged from December 31, 2012 to March 31, 2013 at $61.9 million.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses, increased $495,000, or 21.3%, to $2.8 million at March 31, 2013, from $2.3 million at December 31, 2012. The increase was primarily due to an increase in borrower’s prepaid taxes and insurances of $637,000 to $1.2 million as of March 31, 2013 from $558,000 as of December 31, 2012. This was partially offset by a decrease of $192,000 in liability for checks and money orders to $185,000 as of March 31, 2013 from $377,000 as of December 31, 2012.

Total stockholders’ equity increased $507,000, or 0.8%, to $63.0 million at March 31, 2013 from $62.4 million at December 31, 2012 primarily due to net income of $525,000, in part offset by purchases of 5,300 shares of common stock, totaling $100,000 pursuant to the announced stock repurchase programs which were approved by our Board of Directors on February 14, 2012 and December 10, 2012, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. We recorded net income of $525,000 for the three months ended March 31, 2013 compared to net income of $291,000 for the three months ended March 31, 2012. The increase in income resulted primarily from a decrease in quarterly provisions for loan loss to $325,000 for the three months ended March 31, 2013 from $650,000 for the three months ended March 31, 2012. The increase in net income was also attributable in part to an increase of $238,000 in total other income resulting from a $192,000 in gain on the sale of loans and $125,000 net gain on the sale of other real estate owned, offset in part by decreased interest income of $283,000 from $3.4 million for the quarter ended March 31, 2013 from $3.6 million for the quarter ended March 31, 2012 reflective of the lower interest rate environment.

Interest and Dividend Income. Interest and dividend income decreased $283,000, or 7.8%, to $3.4 million for the three months ended March 31, 2013, as the average balance of interest-earning assets decreased $3.4 million to $278.6 million for the three months ended March 31, 2013 from $282.0 million for the three months ended March 31, 2012. There was also a decrease in the average yield on interest-earning assets of 34 basis points to 4.82% during the 2013 period from 5.16% during the 2012 period.

The biggest component of the decrease in average interest-earning assets was in other interest-earning assets, consisting of interest-earning overnight funds and time deposits, which decreased $11.6 million, or 34.6%, to $21.9 million for the three months ended March 31, 2013 from $33.5 million for the three months ended March 31, 2012. The average yield on these assets decreased 40 basis points from 0.58% to 0.17%. The decrease in the average balance resulted in a $39,000 decrease in interest income from other interest-earning assets to $10,000 for the three months ended March 31, 2013 from $48,000 for the three months ended March 31, 2012. The decrease in interest income was primarily attributable to a decrease of $25,000 in interest income from other investment securities from $25,000 to $0.

Average net loans increased $8.1 million, or 3.3%, to $252.0 million for the three months ended March 31, 2013 from $243.8 million for the three months ended March 31, 2012. Interest income on loans decreased by $232,000, or 6.6%, to $3.3 million for the three months ended March 31, 2013, as the average yield on loans decreased 56 basis points to 5.25% for the three months ended March 31, 2013 from 5.81% for the three months ended March 31, 2012. The decrease in interest income on loans was partially attributable to the low interest rate environment and was also in part a result of shifts in the mix between loan types in our portfolio from generally higher yielding loan types to lower yielding types.

Interest Expense. Interest expense decreased $240,000, or 23.0%, to $806,000 for the three months ended March 31, 2013 from $1.0 million for the three months ended March 31, 2012 as we experienced a decrease of $2.2 million in average interest-bearing liabilities, or 1.0%, to $221.2 million for the three months ended March 31, 2013 from $223.4 million for the three months ended March 31, 2012. The average rate we paid on these liabilities decreased 42 basis points to 1.46% from 1.87% reflecting a shift to lower cost core deposits from higher cost certificates of deposit. Interest expense on certificates of deposit decreased $124,000, or 42.7%, to $166,000 for the three months ended March 31, 2013 from $290,000 for the three months ended March 31, 2012 resulting primarily from a $4.0 million decrease in the average balance of certificates of deposits to $64.0 million for the 2013 period, from $68.0 million for the 2012 period. Additionally, the rate on certificates of deposit decreased 67 basis points to 1.04% for the 2013 period from 1.71% for the 2012 period. This was primary a result of runoff of higher priced certificates of deposit as well as the benefit of lower rates offered on certificates.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $3.0 million, or 3.27%, to $95.2 million for the three months ended March 31, 2013 from $92.2 million for the three months ended March 31, 2012. However, the interest on core deposits decreased $15,000 to $58,000 for the 2013 period from $73,000 for the 2012 period, as the rate on these deposits for the three months ended March 31, 2013 decreased 8 basis points, or 25.0%, to 0.24% from 0.32% for the three months ended March 31, 2012.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $100,000, or 14.7%, to $582,000 for the three months ended March 31, 2013 from $682,000 for the three months ended March 31, 2012, as the average balance of our borrowings decreased $121,000 and the average rate paid on these borrowings decreased 56 basis points to 3.75% from 4.32%. The decrease in the rate was due to two restructures of outstanding advances as well as a $2.0 million advance that paid off in 2012. First, in the third quarter of 2012, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ ‘blend and extend’ program, with a rate of 3.78% and a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months. In addition, in the second quarter of 2012, we restructured $22.0 million of outstanding advances under the aforementioned program, with a rate of 5.51% with a weighted average remaining maturity of 4 years to 4.22% with a weighted average remaining maturity of 9 years.

Net Interest Income. Net interest income decreased $44,000, or 1.7%, to $2.5 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012, as our average net interest-earning assets decreased to $57.4 million from $58.6 million, and net interest rate spread increased 7 basis points to 3.36% from 3.29% and net interest margin increased 4 basis points to 3.60% from 3.56%. Changes in the our net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2012, we recorded a provision for loan losses of $325,000 for the three months ended March 31, 2013 and a provision for loan losses of $650,000 for the three months ended March 31, 2012. We have continued with additional provisions in 2013 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values. At March 31, 2013, non-performing loans totaled $10.3 million, or 4.1% of total loans, as compared to $11.8 million, or 4.9% of total loans, at March 31, 2012. The decrease in non-performing loans is primarily due to decreased levels of delinquent non-accruing loans and additional writedowns of 1.2 million as of March 31, 2013. The allowance for loan losses to total loans receivable increased to 2.6% at March 31, 2013 from 2.5% at March 31, 2012.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased $238,000, or 47.8%, to $735,000 for the three months ended March 31, 2013 from $497,000 for the three months ended March 31, 2012. The increase was attributable to an increase of $192,000 in net gain on loan sales and a $125,000 net gain on the sale of other real estate owned. These increases were offset by decreases in loan fees earned, which are now netted against the fees paid to our mortgage loan processing provider that was engaged in 2012.

Noninterest Expense. Noninterest expense increased $164,000, or 8.2%, to $2.2 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012. The increase was primarily due to an increase of $212,000 or 19.6%, in salaries and employee benefits expense, primarily as a result of the creation of an equity incentive plan and increased salaries expense. This was partially offset by a decrease of $19,500 in directors’ fees due to the fact that a board meeting did not occur in February.

Income Tax Expense. We recorded $274,000 of income tax expense for the three months ended March 31, 2013 compared to $152,000 of income tax expense for the 2012 quarter. Our effective tax rate was 34.3% for the three months ended March 31, 2013 and 34.3% the three months ended March 31, 2012.

Asset Quality

Other real estate owned totaled $469,000, or 0.2% of total assets, at March 31, 2013 as compared to $1.2 million, or 0.4% of total assets, at March 31, 2012. The largest relationship as of March 31, 2013 was $174,000, or 37.1% of other real estate owned, which consisted of a single family home and vacant land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $10.8 million, or 3.7% of total assets, at March 31, 2013 as compared to $13.0 million, or 4.5% of total assets, at March 31, 2012. We believe that the decreases in nonperforming assets are a sign of improvement in the credit quality of our loan portfolio. However, our level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan.

The largest substandard relationship as of March 31, 2013 is composed of six commercial loans that have a total balance of $3.8 million. Of the $20.6 million loans rated substandard, approximately $13.9 million are performing.

At March 31, 2013, we had 7 loans, totaling $2.0 million, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of the remaining loans, two were classified as substandard, totaling $1.4 million. At March 31, 2013, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of Wolverine Bancorp, Inc. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2)
January 1, 2013 through January 31, 2013	—	$—	—	124,688
February 1, 2013 through February 28, 2013	5,200	$18.83	5,200	119,488
March 1, 2013 through March 31, 2013	100	$18.70	100	119,388

	5,300		5,300

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: May 14, 2013	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 14, 2013	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer