Form 10-Q
period 2013-06-30
Wolverine Bancorp, Inc.
filed 2013-08-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of July 31, 2013, was 2,423,685.

Wolverine Bancorp, Inc.

Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets
Cash and due from banks	$403	$455
Interest-earning demand deposits	29,249	16,097

Cash and cash equivalents	29,652	16,552
Held to maturity securities	172	241
Loans held for sale	1,952	2,644
Loans, net of allowance for loan losses of $7,384 and $6,671	244,360	253,838
Premises and equipment, net	1,487	1,526
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	388	844
Accrued interest receivable	732	811
Other assets	4,004	4,434

Total assets	$287,138	$285,281

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$158,508	$158,564
Federal Home Loan Bank advances	61,960	61,926
Interest payable and other liabilities	3,758	2,344

Total liabilities	224,226	222,834

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,423,685 and 2,459,082 at June 30, 2013 and December 31, 2012	$24	$24
Additional paid-in capital	21,354	21,850
Unearned employee stock ownership plan (ESOP)	(1,767)	(1,767)
Retained earnings	43,301	42,340

Total stockholders’ equity	62,912	62,447

Total liabilities and stockholders’ equity	$287,138	$285,281

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans	$3,321	$3,461	$6,631	$7,003
Investment securities and other	84	60	128	155

Total interest and dividend income	3,405	3,521	6,759	7,158

Interest Expense
Deposits	209	334	433	698
Borrowings	587	640	1,169	1,322

Total interest expense	796	974	1,602	2,020

Net Interest Income	2,609	2,547	5,157	5,138

Provision for Loan Losses	350	300	675	950

Net Interest Income After Provision for Loan Losses	2,259	2,247	4,482	4,188

Noninterest Income
Service charges and fees	56	48	110	122
Net gain on loan sales	434	431	970	775
Gross income on real estate owned	—	1	8	2
Loan fees earned	19	16	9	83
Net gain (loss) on sale of real estate owned	6	(31)	100	(63)
Other	55	43	108	86

Total noninterest income	570	508	1,305	1,005

Noninterest Expense
Salaries and employee benefits	1,348	1,088	2,640	2,168
Net occupancy and equipment expense	231	198	409	394
Information technology expense	57	58	114	119
Federal deposit insurance corporation premiums	51	70	109	142
Professional and services fees	55	121	184	277
Other real estate owned expense	11	72	29	144
Loan legal expense	52	22	99	55
Advertising expense	69	46	134	99
Michigan business tax	46	37	93	74
Other	271	266	539	501

Total noninterest expense	2,191	1,978	4,350	3,973

Income Before Income Tax	638	777	1,437	1,220

Provision for Income Taxes	202	266	476	418

Net Income and Comprehensive Income	$436	$511	$961	$802

Earnings Per Share:

Basic	$0.19	$0.22	$0.42	$0.35

Diluted	$0.19	$0.22	$0.42	$0.35

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$961	$802
Items not requiring (providing) cash
Depreciation	103	116
Provision for loan losses	675	950
Amortization of Federal Home Loan Bank advance prepayment penalty	34	33
(Gain) loss on other real estate owned	(100)	63
Loans originated for sale	(37,362)	(40,781)
Proceeds from loans sold	39,052	39,496
Gain on sale of loans	(970)	(775)
Gain on sale of premises or equipment	—	(1)
Share based compensation	165	—
Changes in
Interest receivable and other assets	312	618
Interest payable and other liabilities	1,420	1,509

Net cash provided by operating activities	4,290	2,030

Investing Activities
Net change in interest-bearing deposits	—	17,660
Proceeds from calls, maturities and pay-downs of held to maturity securities	69	57
Net change in loans	8,884	(1,455)
Proceeds from sale of premises and equipment	—	23
Proceeds from sale of real estate owned	636	519
Purchase of premises and equipment	(63)	(150)

Net cash provided by investing activities	9,526	16,654

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(3,374)	2,302
Net change in certificates of deposit	3,319	(7,326)
Proceeds from Federal Home Loan Bank advances	—	22,000
Repayment of Federal Home Loan Bank advances	—	(26,000)
Purchase of treasury stock	(661)	(113)

Net cash used in financing activities	(716)	(9,137)

Increase in Cash and Cash Equivalents	13,100	9,547

Cash and Cash Equivalents, Beginning of Period	16,552	14,123

Cash and Cash Equivalents, End of Period	$29,652	$23,670

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,606	$2,068
Income taxes paid	860	450
Loans transferred to real estate owned	81	222

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2013	$24	$21,850	$(1,767)	$42,340	$62,447

Net income	—	—	—	961	961
Purchase of 35,300 shares of common stock	—	(661)	—	—	(661)

Share based compensation expense	—	165			165

Balances at June 30, 2013	$24	$21,354	$(1,767)	$43,301	$62,912

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2013.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 2:	Accounting Developments

Financial Accounting Standards Board (“FASB”)

Accounting Standards Update No. 2013-04 – Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 – Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
June 30, 2013
Municipal	$172	$—	$—	$172

December 31, 2012
Municipal	$241	$—	$—	$241

The amortized cost and fair value of securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized Cost	Fair Value

Within one year	$—	$—
One to five years	—	—
Five to ten years	172	172
After ten years	—	—

Totals	$172	$172

There were no sales of securities during the six months ended June 30, 2013 and 2012.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30, 2013	December 31, 2012

Real Estate
One-to four-family	$52,937	$58,158
Home equity	8,135	10,790
Commercial mortgage loans
Commercial real estate	105,975	108,087
Multifamily	62,618	60,755
Land	9,896	12,668
Construction	13,677	12,262
Commercial Non-mortgage	3,589	6,739
Consumer	1,157	1,297

Total loans	257,984	270,756

Less
Net deferred loan fees, premiums and discounts	515	585
Undisbursed portion of loans	5,725	9,662
Allowance for loan losses	7,384	6,671

Net loans	$244,360	$253,838

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013, December 31, 2012 and June 30, 2012:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2013

Allowance for loan losses:

Balance, beginning of period	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671

Provision charged to expense	—	—	—	—	675	—	—	—	675

Losses charged off	(12)	—	—	—	—	—	—	(2)	(14)

Recoveries	6	1	42	—	—	—	—	3	52

Balance, end of period	$1,427	$267	$2,705	$1,497	$987	$302	$166	$33	$7,384

Ending Balance: individually evaluated for impairment	$9	$—	$238	$48	$840	$—	$15	$—	$1,150

Ending balance: collectively evaluated for impairment	$1,418	$267	$2,467	$1,449	$147	$302	$151	$33	$6,234

Loans:

Ending Balance	$52,937	$8,135	$105,975	$62,618	$9,896	$13,677	$3,589	$1,157	$257,984

Ending Balance: individually evaluated for impairment	$2,519	$—	$11,383	$8,597	$4,588	$325	$957	$—	$28,369

Ending Balance: collectively evaluated for impairment	$50,418	$8,135	$94,592	$54,021	$5,308	$13,352	$2,632	$1,157	$229,615

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2013

Allowance for loan losses:

Balance, beginning of period	$1,445	$292	$2,856	$1,655	$265	$351	$93	$32	$6,989

Provision charged to expense	(21)	(26)	(193)	(158)	722	(49)	73	2	350

Losses charged off	—	—	—	—	—	—	—	(2)	(2)

Recoveries	3	1	42	—	—	—	—	1	47

Balance, end of period	$1,427	$267	$2,705	$1,497	$987	$302	$166	$33	$7,384

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2012

Allowance for loan losses:

Balance, beginning of year	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Provision charged to expense	(58)	(40)	502	750	1,083	(119)	85	2	2,205

Losses charged off	(116)	—	(1,337)	(1,241)	(2,393)	(2)	(84)	(4)	(5,177)

Recoveries	27	16	36	55	—	—	—	6	140

Balance, end of year	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671

Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$100	$—	$—	$—	$100

Ending balance: collectively evaluated for impairment	$1,433	$266	$2,663	$1,497	$212	$302	$166	$32	$6,571

Loans:

Ending Balance	$58,158	$10,790	$108,087	$60,755	$12,668	$12,262	$6,739	$1,297	$270,756

Ending Balance: individually evaluated for impairment	$2,583	$—	$7,645	$7,324	$4,994	—	$277	$21	$22,844

Ending Balance: collectively evaluated for impairment	$55,575	$10,790	$100,442	$53,431	$7,674	$12,262	$6,462	$1,276	$247,912

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2012

Allowance for loan losses:

Balance, beginning of period	$1,580	$290	$3,462	$1,933	$1,622	$423	$165	$28	$9,503

Provision charged to expense	(26)	(16)	216	583	178	(10)	24	1	950

Losses charged off	(61)	—	(1,253)	(1,241)	(1,486)	(2)	—	(2)	(4,045)

Recoveries	21	16	—	52	—	—	—	3	92

Balance, end of period	$1,514	$290	$2,425	$1,327	$314	$411	$189	$30	$6,500

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2012

Allowance for loan losses:

Balance, beginning of period	$1,590	$316	$2,250	$1,222	$278	$390	$184	$28	$6,258

Provision charged to expense	(77)	(27)	17	64	136	21	5	2	300

Losses charged off	—	—	—	—	(100)	—	—	(1)	(101)

Recoveries	1	—	—	41	—	—	—	1	43

Balance, end of period	$1,514	$290	$2,425	$1,327	$314	$411	$189	$30	$6,500

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2013	2012	2013	2012	2013	2012	2013	2012

Pass	$48,862	$52,857	$7,968	$10,719	$85,624	$84,434	$48,147	$45,160

Pass (Closely Monitored)	1,843	2,839	167	71	4,824	7,793	5,874	6,017

Special Mention	950	955	—	—	6,371	6,635	3,694	4,016

Substandard	1,282	1,507	—	—	9,156	9,225	4,903	5,562

Doubtful	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—

	$52,937	$58,158	$8,135	$10,790	$105,975	$108,087	$62,618	$60,755

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Pass	$3,821	$6,088	$13,298	$11,936	$2,512	$6,304	$1,137	$1,276	$211,369	$218,773

Pass (Closely Monitored)	1,488	1,187	—	—	62	68	20	—	14,278	17,975

Special Mention	117	606	379	326	101	90	—	—	11,612	12,628

Substandard	4,470	4,787	—	—	914	277	—	21	20,725	21,380

Doubtful	—	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—	—

	$9,896	$12,668	$13,677	$12,262	$3,589	$6,739	$1,157	$1,297	$257,984	$270,756

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of June 30, 2013 and December 31, 2012:

As of June 30, 2013:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$45	$—	$—	$45	$52,892	$52,937	$—	$369

Home Equity	—	—	—	—	8,135	8,135	—	—

Commercial Real Estate	860	1,228	—	2,088	103,887	105,975	1,406	1,811

Multifamily	—	—	1,378	1,378	61,240	62,618	—	—

Land	—	—	4,417	4,417	5,479	9,896	—	4,507

Construction	—	—	438	438	13,239	13,677	—	—

Commercial Non-Mortgage	—	—	311	311	3,278	3,589	—	469

Consumer	—	—	—	—	1,157	1,157	—	—

Total	$905	$1,228	$6,544	$8,677	$249,307	$257,984	$1,406	$7,156

As of December 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$166	$—	$344	$510	$57,648	$58,158	$—	$503

Home Equity	—	—	—	—	10,790	10,790	—	—

Commercial Real Estate	1,551	29	721	2,301	105,786	108,087	—	2,013

Multifamily	—	—	—	—	60,755	60,755	—	—

Land	—	—	4,667	4,667	8,001	12,668	—	4,720

Construction	—	—	—	—	12,262	12,262	—	—

Commercial Non-Mortgage	—	—	277	277	6,462	6,739	—	278

Consumer	—	—	—	—	1,297	1,297	—	—

Total	$1,717	$29	$6,009	$7,755	$263,001	$270,756	$—	$7,514

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at June 30, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance

1-4 Family	$2,456	$2,665	$—	$2,711	$2,767	$28	$180

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	7,607	9,776	—	9,495	6,989	176	266

Multifamily	7,768	8,584	—	10,431	8,637	112	217

Land	971	2,980	—	6,260	7,033	55	274

Construction	325	327	—	218	123	1	4

Commercial Non-Mortgage	539	641	—	552	275	6	29

Consumer	—	—	—	—	—	—	—

Loans with a specific valuation allowance

1-4 Family	$63	$63	$9	$103	$142	$2	$2

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	3,776	3,776	238	3,762	4,978	56	90

Multifamily	829	829	48	836	840	14	18

Land	3,617	4,910	840	1,665	839	26	289

Construction	—	—	—	—	—	—	—

Commercial Non-Mortgage	418	418	15	425	492	8	6

Consumer	—	—	—	—	—	—

Total

1-4 Family	$2,519	$2,728	$9	$2,814	$2,909	$30	$182

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	11,383	13,552	238	13,257	11,967	232	356

Multifamily	8,597	9,413	48	11,267	9,477	126	235

Land	4,588	7,890	840	7,925	7,872	81	563

Construction	325	327	—	218	123	1	4

Commercial Non-Mortgage	957	1,059	15	977	767	14	35

Consumer	—	—	—	—	—	—	—

Total	$28,369	$34,969	$1,150	$36,458	$33,115	$484	$1,375

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at December 31, 2012:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at June 30, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance

1-4 Family	$2,428	$2,558	$—	$2,508	$2,641	$36	$64

Home Equity	76	76	—	148	231	1	3

Commercial Real Estate	6,487	8,862	—	8,562	8,505	106	195

Multifamily	8,153	8,973	—	9,333	9,580	141	282

Land	1,587	2,399	—	3,931	3,684	32	60

Construction	—	—	—	2	60	—	—

Commercial Non-Mortgage	373	373	—	373	374	3	6

Consumer	—	—	—	—	—	—	—

Loans with a specific valuation allowance

1-4 Family	$—	$—	$—	$—	$—	$—	$—

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	49	60	1	49	49	—	1

Multifamily	—	—	—	—	—	—	—

Land	4,972	6,392	299	5,257	5,571	72	146

Construction	—	—	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—	—	—

Consumer	—	—	—	—	—	—	—

Total

1-4 Family	$2,428	$2,558	$—	$2,508	$2,641	$36	$64

Home Equity	76	76	—	148	231	1	3

Commercial Real Estate	6,536	8,922	1	8,611	8,554	106	196

Multifamily	8,153	8,973	—	9,333	9,580	141	282

Land	6,559	8,791	299	9,188	9,255	104	206

Construction	—	—	—	2	60	—	—

Commercial Non-Mortgage	373	373	—	373	374	3	6

Consumer	—	—	—	—	—	—	—

Total	$24,125	$29,693	$300	$30,163	$30,695	$391	$757

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

There were no loans that were restructured as TDRs during the three and six months ended June 30, 2013.

The following table summarizes the loans that were restructured as TDRs during the three months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)

Commercial real estate	1	98	101	3	237	246

Total loans	1	$98	$101	3	$237	$246

We had no TDRs that had payment defaults during 2012 or 2013. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three months ended June 30, 2013, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2013 and 2012.

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans	$7,037	$—	$—	$7,037

December 31, 2012
Impaired loans	$15,562	$—	$—	$15,562

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at June 30, 2013 and December 31, 2012.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of June 30, 2013	$7,037	Market comparable properties	Marketability discount	0% - 53% (13.6%)
As of December 31, 2012	$15,562	Market comparable properties	Marketability discount	0% - 32% (11%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Cash and cash equivalents	$29,652	$29,652	$—	$—
Held to maturity securities	172	—	172	—
Loans held for sale	1,952	—	1,990	—
Loans, net of allowance for loan losses	244,360	—	—	250,517
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	732	—	732	—
Financial liabilities
Deposits	158,508	102,619	—	60,675
Federal Home Loan Bank advances	61,960	—	69,894	—
Interest payable	134	—	134	—

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

Cash and Cash Equivalents, Interest-Earning Time Deposits, Federal Home Loan Bank Stock, Interest Receivable, and Interest Payable

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

Unearned ESOP shares, which are not vested and unvested restricted stock awards are excluded from the computation of average shares outstanding.

Three Months Ended June 30, 2013 and 2012 is as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net income	$436	$511
Income allocated to participating securities	(14)	—
Income attributable to common shareholders	$421	$511

Weighted average shares outstanding (in thousands)	2,439	2,501
Less: average unearned ESOP and unvested restricted stock	(177)	(188)

Average Shares	2,262	2,313
Effect of diluted based awards	—	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,262	2,313

Basic EPS	$.19	$.22
Diluted EPS	$.19	$.22

Six Months Ended June 30, 2013 and 2012 is as follows (dollars in thousands, except per share data):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income	$961	$802
Income allocated to participating securities	(32)	—
Income attributable to common shareholders	$929	$802

Weighted average shares outstanding (in thousands)	2,447	2,501
Less: average unearned ESOP and unvested restricted stock	(177)	(188)

Average Shares	2,270	2,313
Effect of diluted based awards	—	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,270	2,313

Basic EPS	$.42	$.35
Diluted EPS	$.42	$.35

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the three months ended June 30, 2013 was $83,000.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2013	141,617	$17.30	9.2

Granted	—	—	—
Exercised	—	—	—
Forfeited	2,507	17.30	—
Expired	—	—	—

Options outstanding at June 30, 2013	139,110	$17.30	9.2

As of June 30, 2013, the Company had $290,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three and six months ended June 30, 2013 was $17,000 and $36,000. The aggregate grant date fair value of the stock options was $355,000. The total intrinsic value of options as of June 30, 2013, was $288,000.

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	75,223	$17.30
Granted	1,909	18.82
Vested	—	—
Forfeited	2,006	17.30

Non-vested at June 30, 2013	75,126	$17.34

As of June 30, 2013, the Company had $1.1 million of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2013 was $66,000 and $129,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business of Wolverine Bank – Allowance for Loan Losses.”

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2013 and December 31, 2012 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $1.9 million, or 0.7%, to $287.1 million at June 30, 2013 from $285.3 million at December 31, 2012. The increase resulted from an increase of $13.2 million in interest-earning demand deposits, offset in part by a decrease of $9.5 million in net loans.

Cash and cash equivalents increased $13.1 million, or 79.1%, to $29.7 million at June 30, 2013 from $16.6 million at December 31, 2012. The increase was a result of an increase of $13.2 million, or 81.7%, in interest-earning demand deposits, due to increased funds in our Federal Reserve and cash management accounts attributable to an increase in other liabilities and a decrease in loans.

Loans held for sale decreased $690,000, or 26.2%, to $2.0 million at June 30, 2013 from $2.6 million at December 31, 2012. The decrease was attributable to lower loan volume.

Net loans decreased $9.5 million, or 3.7%, to $244.4 million at June 30, 2013 from $253.8 million at December 31, 2012. The loan portfolio decreased primarily as a result of one-to four-family loans decreasing $5.2 million or 9.0%, and commercial non-mortgage loans decreasing $3.2 million or 46.7%. These decreases were offset in part by an increase of $1.9 million, or 3.1%, in multi-family commercial loans and an increase of $1.4 million or 11.5% in construction loans.

Securities held to maturity, consisting of one municipal security at June 30, 2013, decreased $69,000, or 28.6%, to $172,000 from $241,000 at December 31, 2012 due to a paydown.

Other real estate owned decreased $456,000, or 54.0%, to $388,000 at June 30, 2013, from $844,000 at December 31, 2012. The decrease in other real estate owned resulted from the sale of ten properties totaling $536,000.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $430,000, or 9.7%, to $4.0 million at June 30, 2013, from $4.4 million at December 31, 2012 primarily due to a $391,000 decrease in accrued federal income taxes.

Deposits decreased $56,000 to $158.5 million at June 30, 2013 from $158.6 million at December 31, 2012. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $4.0 million. This increase was more than offset by a decrease in certificates of deposit of $5.3 million, or 8.1%, to $60.0 million at June 30, 2013 from $65.3 million at December 31, 2012.

Federal Home Loan Bank advances remained unchanged from December 31, 2012 to June 30, 2013 at $61.9 million.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses, increased $1.4 million, or 60.6%, to $3.8 million at June 30, 2013, from $2.3 million at December 31, 2012. The increase was primarily due to an increase in borrower’s prepaid taxes and insurances of $1.2 million to $1.7 million as of June 30, 2013 from $504,000 as of December 31, 2012 and an increase of $331,000 in liability for checks and money orders issued to $708,000 as of June 30, 2013 from $377,000 as of December 31, 2012.

Total stockholders’ equity increased $465,000, or 0.7%, to $63.0 million at June 30, 2013 from $62.4 million at December 31, 2012 primarily due to net income of $961,000, in part offset by purchases of 35,300 shares of common stock, totaling $660,000 pursuant to the announced stock repurchase program which was were approved by our Board of Directors on February 14, 2012 and December 10, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. We recorded net income of $436,000 for the three months ended June 30, 2013 compared to net income of $511,000 for the three months ended June 30, 2012. The decrease in net income resulted primarily from an increase of $259,000 in salaries and employee benefits expense to $1.3 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. The decrease in net income was also attributable in part to a $140,000 decrease in interest income earned from loans to $3.3 million for the three months ended June 30, 2013 from $3.5 million for the three months ended June 30, 2012 due to a decrease in net loans.

Interest and Dividend Income. Interest and dividend income decreased $117,000, or 3.3%, to $3.4 million for the three months ended June 30, 2013, as the average yield on interest-earning assets decreased 25 basis points to 4.83% during the 2013 period from 5.08% during the 2012 period. The average balance of interest-earning assets increased $2.0 million to $279.4 million for the three months ended June 30, 2013 from $277.4 million for the three months ended June 30, 2012.

The biggest component of the increase in average interest-earning assets was in other interest-earning assets, consisting of interest-earning overnight funds and time deposits, which increased $4.1 million, or 16.8%, to $28.7 million for the three months ended June 30, 2013 from $24.6 million for the three months ended June 30, 2012. The average yield on other interest-earning assets decreased 14 basis points from 0.34% to 0.20%. There was an increase in interest income from other interest-earning assets of $18,000 to $43,000 for the three months ended June 30, 2013 from $25,000 for the three months ended June 30, 2012. The increase in interest and dividend income was primarily attributable to an increase of $24,000 in dividends received from service corporation from $4,000 as of June 30, 2012 to $28,000 as of June 30, 2013.

Average net loans decreased $2.2 million, or 0.9%, to $246.0 million for the three months ended June 30, 2013 from $248.2 million for the three months ended June 30, 2012. Interest income on loans decreased $140,000, or 4.0%, to $3.3 million for the three months ended June 30, 2013, as the average yield on loans decreased 18 basis points to 5.40% for the three months ended June 30, 2013 from 5.58% for the three months ended June 30, 2012. The decrease in interest income on loans was attributable to the decrease in net loans, the continuing low interest rate environment, and was also in part a result of shifts in the mix between loan types in our portfolio from higher yielding loan types to lower yielding types.

Interest Expense. Interest expense decreased $177,000, or 18.2%, to $796,000 for the three months ended June 30, 2013 from $974,000 for the three months ended June 30, 2012 as we experienced a decrease of $3.7 million in average interest-bearing liabilities, or 1.7%, to $221.7 million for the three months ended June 30, 2013 from $218.0 million for the three months ended June 30, 2012. The average rate we paid on these liabilities decreased 35 basis points to 1.44% from 1.79% attributable to the low interest rate environment and a continued shift to lower cost core deposits from higher cost certificates of deposit. Interest expense on certificates of deposit decreased $121,000, or 45.2%, to $146,000 for the three months ended June 30, 2013 from $267,000 for the three months ended June 30, 2012 resulting primarily from a $4.4 million decrease in the average balance of certificates of deposits to $61.0 million for the 2013 period, from $65.4 million for the 2012 period. Additionally, the rate on certificates of deposit decreased 67 basis points to 0.96% for the 2013 period from 1.63% for the 2012 period. This was a result of runoff of higher priced certificates of deposit as well as the low interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $8.1 million, or 8.9%, to $98.8 million for the three months ended June 30, 2013 from $90.7 million for the three months ended June 30, 2012. The interest on core deposits decreased $5,000 to $62,000 for the 2013 period from $67,000 for the 2012 period, as the rate on these deposits for the three months ended June 30, 2013 decreased 5 basis points, or 14.6%, to 0.25% from 0.30% for the three months ended June 30, 2012.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $53,000, or 8.1%, to $587,000 for the three months ended June 30, 2013 from $640,000 for the three months ended June, 2012, as the average balance of our borrowings increased $67,000 due to amortization of prepaid fees on borrowed funds and the average rate paid on these borrowings decreased

33 basis points to 3.80% from 4.13%. The decrease in the rate was due to two restructures of outstanding advances as well as a $2.0 million advance that paid off in 2012. First, in the third quarter of 2012, we restructured $18.0 million of outstanding advances under the Federal Home Loan Bank of Indianapolis’ “blend and extend” program, with a rate of 3.78% and a weighted average remaining maturity of 19 months to 2.69% with a weighted average remaining maturity of 62 months. In addition, in the second quarter of 2012, we restructured $22.0 million of outstanding advances under the aforementioned program, with a rate of 5.51% with a weighted average remaining maturity of 4 years to 4.22% with a weighted average remaining maturity of 9 years.

Net Interest Income. Net interest income increased $60,000, or 2.4%, to $2.6 million for the three months ended June 30, 2013 from $2.5 million for the three months ended June 30, 2012, as our average net interest-earning assets decreased to $57.7 million from $59.4 million, and net interest rate spread increased 10 basis points to 3.39% from 3.29% and net interest margin increased 8 basis points to 3.64% from 3.55%. Changes in the our net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2012, we recorded a provision for loan losses of $350,000 for the three months ended June 30, 2013 and a provision for loan losses of $300,000 for the three months ended June 30, 2012. We have continued with additional provisions in 2013 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values. At June 30, 2013, non-performing loans totaled $7.2 million, or 2.8% of total loans, as compared to $11.2 million, or 4.6% of total loans, at June 30, 2012. The allowance for loan losses to total loans receivable increased to 2.9% at June 30, 2013 from 2.6% at June 30, 2012.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased $62,000, or 12.3%, to $570,000 for the three months ended June 30, 2013 from $508,000 for the three months ended June 30, 2012. The increase was primarily attributable to an increase of $37,000 in net gains on the sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $213,000, or 10.8%, to $2.2 million for the three months ended June 30, 2013 from $2.0 million for the three months ended June 30, 2012. The increase was primarily due to an increase of $259,000 or 23.8%, in salaries and employee benefits expense, primarily as a result of the creation of an equity incentive plan and increased salaries expense and an increase of $30,000 due to loan legal expenses. This was partially offset by a decrease of $66,000 in professional fees and a $61,000 decrease in other real estate owned expense due to decreased properties owned.

Income Tax Expense. We recorded $202,000 of income tax expense for the three months ended June 30, 2013 compared to $266,000 of income tax expense for the 2012 quarter. Our effective tax rate was 31.6% for the three months ended June 30, 2013 and 34.2% the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General. We recorded net income of $961,000 for the six months ended June 30, 2013 compared to net income of $802,000 for the six months ended June 30, 2012. Net interest income increased $19,000 to $5.2 million for the six months ended June 30, 2013 from $5.1 million for the six months ended June 30, 2012, and other noninterest income increased $300,000 to $1.3 million for the six months ended June 30, 2013 from $1.0 million for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $400,000, or 5.6%, to $6.8 million for the six months ended June 30, 2013 from $7.2 million for the six months ended June 30, 2012, as the average balance of interest-earning assets decreased $625,000 to $279.0 million for the six months ended June 30, 2013 from $279.6 million for the six months ended June 30, 2012, and the average yield on interest-earning assets decreased 28 basis points to 4.84% during the 2013 period from 5.12% during the 2012 period. The drop in our average yield on interest-earning assets was due primarily to the decrease in yield on net loans.

Interest income on loans decreased $372,000, or 5.3%, to $6.8 million for the six months ended June 30, 2013 from $7.2 million for the six months ended June 30, 2012, as the average yield on loans decreased 37 basis points to 5.33% for the six months ended June 30, 2013 from 5.69% for the six months ended June 30, 2012 reflecting the lower market interest rate environment, partially offset by an increase in the average balance of loans of $3.0 million, or 1.2%, to $249.0 million for the six months ended June 30, 2013 from $246.0 million for the six months ended June 30, 2012.

Interest-earning overnight funds and time deposits decreased $3.7 million, or 12.8% to $25.3 million for the six months ended June 30, 2013 from $29.0 million for the six months ended June 30, 2012. The average yield on these investments decreased 9 basis points from 0.51% to 0.42%, resulting in a $21,000 decrease in interest income from other interest-earning assets to $53,000 for the six months ended June 30, 2013 from $73,000 for the six months ended June 30, 2012.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $27,000, or 17.6%, to $128,000 for the six months ended June 30, 2013 from $155,000 for the six months ended June 30, 2012. This decrease was primarily attributable to a decrease in the average balance of other interest-earning assets, consisting of interest-earning overnight funds, and time deposits and a decrease in the weighted average yield paid on these interest-earning assets. The average balance for the six months ended June 30, 2012 of other interest-earning assets was $29.0 million, compared to the average balance for the six months ended June 30, 2013 of $25.3 million. This decrease of $3.7 million represents a decrease of 12.8%. The decrease in other interest-earning assets caused the weighted average yield paid on these interest-earning assets to decrease 7 basis points to 0.85% for the 2013 period from 0.92% for the 2012 period.

Interest Expense. Interest expense decreased $417,000, or 20.7%, to $1.6 million for the six months ended June 30, 2013 from $2.0 million for the six months ended June 30, 2012, as the average rate paid on these liabilities decreased 38 basis points to 1.45% from 1.83%, partially offset by an increase in interest-bearing liabilities of $760,000, or 0.3%, to $221.4 million for the six months ended June 30, 2013 from $220.7 million for the six months ended June 30, 2012.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $5.5 million, or 6.1%, to $97.0 million for the six months ended June 30, 2013 from $91.4 million for the six months ended June 30, 2012. Also, the interest on core deposits decreased $20,000 to $120,000 for the 2013 period from $140,000 for the 2012 period.

Interest expense on certificates of deposits decreased $245,000 or 43.9% to $313,000 for the six months ended June 30, 2013 from $557,000 for the six months ended June 30, 2012. This was primarily due to a decrease in the average balance of certificates of deposits of $4.2 million to $62.5 million for the 2013 period, from $66.7 million for the 2012 period. Also the yield on certificates of deposit decreased 67 basis points to 1.00% for the 2013 period from 1.67% for the 2012 period.

Net Interest Income. Net interest income increased $18,000, or 0.3%, to $5.2 million for the six months ended June 30, 2013 from $5.1 million for the six months ended June 30, 2012, as our net interest-earning assets decreased to $57.6 million from $59.0 million, our net interest rate spread increased 11 basis points to 3.40% from 3.29% and our net interest margin increased 8 basis points to 3.64% from 3.56%. The increases in our net interest rate spread and net interest margin reflected the restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” in the December 31, 2011 Annual Report on Form 10-K, we recorded a provision for loan losses of $675,000 for the six months ended June 30, 2013 and a provision for loan losses of $950,000 for the six months ended June 30, 2012, a reduction of $275,000 from the year earlier quarter that was reflective of a decreasing loan portfolio and a decrease in charge-offs and non-performing loans. We have continued with additional provisions in 2013 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans increased to 79.3% at June 30, 2013 from 57.8% at June 30, 2012. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.

Noninterest Income. Noninterest income increased $300,000, or 29.9%, to $1.3 million for the six months ended June 30, 2013 from $1.0 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase of $195,000 in gain on sale of mortgage loans, and an increase of $163,000 in net gain on the sale of other real estate owned. This was partially offset by a decrease in net loan fees earned of $74,000 from $83,000 at June 30, 2012 to $9,000 at June 30, 2013 due to lower loan origination volumes and higher net costs to originate loans.

Noninterest Expense. Noninterest expense increased $377,000, or 9.5%, to $4.4 million for the six months ended June 30, 2013 from $4.0 million for the six months ended June 30, 2012. The increase was primarily due to an increase of $472,000 or 21.8% in salaries and employee benefits expense due to the creation of an equity incentive plan, and increased staff and new positions. This was offset by a decrease of $115,000 in other real estate owned expenses due to a decrease in foreclosed properties.

Income Tax Expense. We recorded a $476,000 income tax expense for the six months ended June 30, 2013 compared to a $418,000 income tax expense for the 2012 period, reflecting the income of $1.4 million before income tax expense during the six months ended June 30, 2013 versus income before income tax of $1.2 million for the six months ended June 30, 2012. Our effective tax expense rate was 33.1% for the six months ended June 30, 2013 compared to an effective tax expense rate of 34.3% for the six months ended June 30, 2012.

Asset Quality

Other real estate owned totaled $388,000, or 0.1% of total assets, at June 30, 2013 as compared to $1.0 million, or 0.4% of total assets at June 30, 2012. The largest relationship as of June 30, 2013 was $174,000, or 48.0% of other real estate owned, which consisted of a single family home and vacant land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $9.7 million, or 3.4% of total assets, at June 30, 2013 as compared to $12.3 million, or 4.6% of total assets, at June 30, 2012. We believe that the decreases in nonperforming assets are a sign of improvement in the credit quality of our loan portfolio. However, our level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan.

Our largest substandard relationship as of June 30, 2013 has a total balance of $3.7 million. Of the $18.8 million loans rated substandard, approximately $10.9 million are performing.

At June 30, 2013, we had four loans, totaling $284,000, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of the remaining loans, one was classified as substandard, totaling $73,000. At June 30, 2013, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of Wolverine Bancorp, Inc. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2)
April 1, 2013 through April 30, 2013	—	—	—	119,388
May 1, 2013 through May 31, 2013	25,000	$18.60	25,000	94,388
June 1, 2013 through June 30, 2013	5,000	$18.70	5,000	89,388

	35,300		35,300

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: August 14, 2013	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 14, 2013	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer