Form 10-Q
period 2013-09-30
Wolverine Bancorp, Inc.
filed 2013-11-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of November 5, 2013, was 2,398,455.

Wolverine Bancorp, Inc.

Form 10-Q

Index

		Page
	Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2013 and 2012 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

	Part II. Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

	Signature Page	39

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$418	$455
Interest-earning demand deposits	40,139	16,097

Cash and cash equivalents	40,557	16,552
Held to maturity securities	123	241
Loans held for sale	432	2,644
Loans, net of allowance for loan losses of $7,466 and $6,671	238,928	253,838
Premises and equipment, net	1,526	1,526
Federal Home Loan Bank stock	4,391	4,391
Other real estate owned	801	844
Accrued interest receivable	708	811
Other assets	3,884	4,434

Total assets	$291,350	$285,281

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$164,067	$158,564
Federal Home Loan Bank advances	61,977	61,926
Interest payable and other liabilities	2,213	2,344

Total liabilities	228,257	222,834
Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,408,555 and 2,459,082 at September 30, 2013 and December 31,2012	$24	$24
Additional paid-in capital	21,141	21,850
Unearned employee stock ownership plan (ESOP)	(1,767)	(1,767)
Retained earnings	43,695	42,340

Total stockholders’ equity	63,093	62,447

Total liabilities and stockholders’ equity	$291,350	$285,281

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$3,208	$3,432	$9,839	$10,435
Investment securities and other	73	49	201	204

Total interest and dividend income	3,281	3,481	10,040	10,639

Interest Expense
Deposits	204	286	637	984
Borrowings	595	594	1,764	1,915

Total interest expense	799	880	2,401	2,899

Net Interest Income	2,482	2,601	7,639	7,740
Provision for Loan Losses	115	475	790	1,425

Net Interest Income After Provision for Loan Losses	2,367	2,126	6,849	6,315

Noninterest Income
Service charges and fees	60	55	170	177
Net gain on loan sales	345	707	1,315	1,483
Gross income on real estate owned	7	—	15	2
Loan fees earned	2	(44)	11	38
Net gain (loss) on sale of real estate owned	(9)	(67)	91	(130)
Other	49	40	157	126

Total noninterest income	454	691	1,759	1,696

Noninterest Expense
Salaries and employee benefits	1,399	1,329	4,039	3,497
Net occupancy and equipment expense	227	210	636	605
Information technology expense	58	49	172	168
Federal deposit insurance corporation premiums	56	69	165	211
Professional and services fees	68	120	252	397
Other real estate owned expense	21	48	50	192
Loan legal expense	24	16	123	71
Advertising expense	65	74	199	173
Michigan business tax	47	37	140	111
Other	248	281	787	782

Total noninterest expense	2,213	2,233	6,563	6,207

Income Before Income Tax	608	584	2,045	1,804
Provision for Income Taxes	214	204	690	622

Net Income and Comprehensive Income	$394	$380	$1,355	$1,182

Earnings Per Share:
Basic	$0.18	$0.16	$0.60	$0.51

Diluted	$0.18	$0.16	$0.60	$0.51

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$1,355	$1,182
Items not requiring (providing) cash
Depreciation	159	175
Provision for loan losses	790	1,425
Amortization of Federal Home Loan Bank advance prepayment penalty	51	50
(Gain) loss on other real estate owned	(91)	130
Loans originated for sale	(43,923)	(73.757)
Proceeds from loans sold	47,380	71,403
Gain on sale of loans	(1,315)	(1,483)
Share based compensation	249	36
Changes in
Interest receivable and other assets	(400)	2,291
Interest payable and other liabilities	(55)	2,809

Net cash provided by operating activities	4,200	4,261

Investing Activities
Net change in interest-bearing deposits	—	21,146
Proceeds from calls, maturities and pay-downs of held to maturity securities	118	74
Net change in loans	14,643	(7,510)
Proceeds from sale of premises and equipment	—	23
Proceeds from sale of real estate owned	657	797
Purchase of premises and equipment	(158)	(223)

Net cash provided by investing activities	15,260	14,307

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(1,606)	782
Net change in certificates of deposit	7,109	(9,748)
Proceeds from Federal Home Loan Bank advances	—	22,000
Repayment of Federal Home Loan Bank advances	—	(26,000)
Purchase of treasury stock	(958)	(509)

Net cash provided by (used in) financing activities	4,545	(13,475)

Increase in Cash and Cash Equivalents	24,005	5,093
Cash and Cash Equivalents, Beginning of Period	16,552	14,123

Cash and Cash Equivalents, End of Period	$40,557	$19,216

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,405	$2,972
Income taxes paid	710	650
Loans transferred to real estate owned	523	493

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in Thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2013	$24	$21,850	$(1,767)	$42,340	$62,447
Net income	—	—	—	1,355	1,355
Purchase of 35,300 shares of common stock	—	(958)	—	—	(958)
Share based compensation expense	—	249			249

Balances at September 30, 2013	$24	$21,141	$(1,767)	$43,695	$63,093

The accompanying notes are an integral part of these condensed financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:     Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2013.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:     Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
September 30, 2013
Municipal	$123	$—	$—	$123

December 31, 2012
Municipal	$241	$—	$—	$241

The amortized cost and fair value of securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	123	123
After ten years	—	—

Totals	$123	$123

There were no sales of securities during the nine months ended September 30, 2013 and 2012.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:     Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2013	2012
Real Estate
One-to four-family	$51,111	$58,158
Home equity	7,933	10,790
Commercial mortgage loans
Commercial real estate	113,858	108,087
Multifamily	60,674	60,755
Land	10,250	12,668
Construction	9,815	12,262
Commercial Non-mortgage	3,944	6,739
Consumer	1,114	1,297

Total loans	258,699	270,756
Less
Net deferred loan fees, premiums and discounts	485	585
Undisbursed portion of loans	11,820	9,662
Allowance for loan losses	7,466	6,671

Net loans	$238,928	$253,838

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013, December 31, 2012 and September 30, 2012:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of September 30, 2013
Allowance for loan losses:
Balance, beginning of period	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671
Provision charged to expense	—	—	—	—	790	—	—	—	790
Losses charged off	(182)	—	—	—	—	—	—	(2)	(184)
Recoveries	11	1	43	—	125	—	5	4	189

Balance, end of period	$1,262	$267	$2,706	$1,497	$1,227	$302	$171	$34	$7,466

Ending Balance: individually evaluated for impairment	$9	$—	$383	$48	$840	$—	$15	$—	$1,295

Ending balance: collectively evaluated for impairment	$1,253	$267	$2,323	$1,449	$387	$302	$156	$34	$6,171

Loans:
Ending Balance	$51,111	$7,933	$113,858	$60,674	$10,250	$9,815	$3,944	$1,114	$258,699

Ending Balance: individually evaluated for impairment	$2,793	$—	$10,926	$8,532	$4,342	$—	$657	$—	$27,250

Ending Balance: collectively evaluated for impairment	$48,318	$7,933	$102,932	$52,142	$5,908	$9,815	$3,287	$1,114	$231,449

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2013
Allowance for loan losses:
Balance, beginning of period	$1,427	$267	$2,705	$1,497	$987	$302	$166	$33	$7,384
Provision charged to expense	—	—	—	—	115	—	—	—	115
Losses charged off	(170)	—	—	—	—	—	—	—	(170)
Recoveries	5	—	1	—	125	—	5	1	137

Balance, end of period	$1,262	$267	$2,706	$1,497	$1,227	$302	$171	$34	$7,466

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2012
Allowance for loan losses:
Balance, beginning of period	$1,514	$290	$2,425	$1,327	$314	$411	$189	$30	$6,500
Provision charged to expense	(38)	(35)	91	(10)	404	(90)	155	(2)	475
Losses charged off	—	—	—	—	(432)	—	(169)	(1)	(602)
Recoveries	4	—	28	2	—	—	—	—	34

Balance, end of period	$1,480	$255	$2,544	$1,319	$286	$321	$175	$27	$6,407

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$46,330	$52,857	$7,810	$10,719	$93,560	$84,434	$46,342	$45,160
Pass (Closely Monitored)	1,742	2,839	107	71	4,701	7,793	5,800	6,017
Special Mention	761	955	—	—	7,077	6,635	3,675	4,016
Substandard	2,278	1,507	16	—	8,520	9,225	4,857	5,562
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$51,111	$58,158	$7,933	$10,790	$113,858	$108,087	$60,674	$60,755

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$4,230	$6,088	$9,815	$11,936	$3,173	$6,304	$1,114	$1,276	$212,374	$218,773
Pass (Closely Monitored)	1,678	1,187	—	—	58	68	—	—	14,086	17,975
Special Mention	72	606	—	326	95	90	—	—	11,680	12,628
Substandard	4,270	4,787	—	—	618	277	—	21	20,559	21,380
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$10,250	$12,668	$9,815	$12,262	$3,944	$6,739	$1,114	$1,297	$258,699	$270,756

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of September 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$197	$398	$121	$716	$50,395	$51,111	$—	$121
Home Equity	95	—	—	95	7,838	7,933	—	—
Commercial Real Estate	1,399	32	207	1,638	112,220	113,858	1,398	6,162
Multifamily	—	—	1,370	1,370	59,304	60,674	—	—
Land	—	—	4,218	4,218	6,032	10,250	—	—
Construction	—	—	—	—	9,815	9,815	—	—
Commercial Non-Mortgage	—	—	40	40	3,904	3,944	—	179
Consumer	—	—	—	—	1,114	1,114	—	—

Total	$1,691	$430	$5,956	$8,077	$250,622	$258,699	$1,398	$6,462

As of December 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$166	$—	$344	$510	$57,648	$58,158	$—	$503
Home Equity	—	—	—	—	10,790	10,790	—	—
Commercial Real Estate	1,551	29	721	2,301	105,786	108,087	—	2,013
Multifamily	—	—	—	—	60,755	60,755	—	—
Land	—	—	4,667	4,667	8,001	12,668	—	4,720
Construction	—	—	—	—	12,262	12,262	—	—
Commercial Non-Mortgage	—	—	277	277	6,462	6,739	—	278
Consumer	—	—	—	—	1,297	1,297	—	—

Total	$1,717	$29	$6,009	$7,755	$263,001	$270,756	$—	$7,514

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at September 30, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$2,730	$3,109	$—	$3,166	$2,913	$34	$225
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	8,439	10,541	—	13,896	9,037	177	505
Multifamily	7,715	8,529	—	5,520	7,139	75	271
Land	735	1,747	—	4,360	6,615	243	73
Construction	—	2	—	96	114	—	1
Commercial Non-Mortgage	266	266	—	392	314	5	11
Consumer	—	—	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	$63	$63	$9	$82	$109	$2	$3
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	2,487	2,487	383	3,402	4,707	34	45
Multifamily	817	817	48	1,229	969	15	28
Land	3,607	4,834	840	1,409	560	—	403
Construction	—	—	—	—	—	—	—
Commercial Non-Mortgage	391	391	15	398	461	6	22
Consumer	—	—	—	—	—	—
Total
1-4 Family	$2,793	$3,172	$9	$3,248	$3,022	$36	$228
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	10,926	13,028	383	17,298	13,744	211	550
Multifamily	8,532	9,346	48	6,749	8,108	90	299
Land	4,342	6,581	840	5,769	7,175	243	476
Construction	—	2	—	96	114	—	1
Commercial Non-Mortgage	657	657	15	790	775	11	33
Consumer	—	—	—	—	—	—	—

Total	$27,250	$32,786	$1,295	$33,950	$32,938	$591	$1,587

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

The following table presents impaired loans at September 30, 2012:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three months and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	1	631	655	1	631	655

Total loans	1	$631	$655	1	$631	$655

The following table summarizes the loans that were restructured as TDRs during the three months and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	1	639	639	4	876	882
Commercial permanent balloon	1	510	510	1	510	510

Total loans	2	$1,149	$1,149	5	$1,386	$1,392

We had no TDRs that had payment defaults during the nine months ended September 2013 and 2012. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the three months ended September 30, 2013, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

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

Transfers between Levels

There	were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2013 and 2012.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans	$7,037	$—	$—	$7,037
December 31, 2012
Impaired loans	$15,562	$—	$—	$15,562

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at September 30, 2013 and December 31, 2012.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of September 30, 2013	$7,037	Market comparable properties	Marketability discount	0% - 23% (7.32%)
As of December 31, 2012	$15,562	Market comparable properties	Marketability discount	0% - 32% (11%)

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Fair Value of Financial Instrument

The following table presents estimated fair values of our financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value at the indicated dates. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, we do not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	Carrying Amount	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013
Financial assets
Cash and cash equivalents	$40,557	$40,557	$—	$—
Held to maturity securities	123	—	123	—
Loans held for sale	432	—	439	—
Loans, net of allowance for loan losses	238,928	—	—	240,729
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	708	—	708	—
Financial liabilities
Deposits	164,067	99,904	—	69,495
Federal Home Loan Bank advances	61,977	—	69,518	—
Interest payable	134	—	134	—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Carrying Amount	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012
Financial assets
Cash and cash equivalents	$16,552	$16,552	$—	$—
Held to maturity securities	241	—	241	—
Loans held for sale	2,644	—	2,711	—
Loans, net of allowance for loan losses	253,838	—	—	259,539
Federal Home Loan Bank stock	4,391	—	4,391	—
Interest receivable	811	—	811	—
Financial liabilities
Deposits	158,564	93,270	—	65,953
Federal Home Loan Bank advances	61,926	—	70,896	—
Interest payable	138	—	138	—

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended September 30, 2013 and 2012 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net income	$394	$380
Income allocated to participating securities	(12)	—
Income attributable to common shareholders	$382	$380
Weighted average shares outstanding (in thousands)	2,420	2,516
Less: average unearned ESOP and unvested restricted stock	(245)	(186)

Average Shares	2,175	2,330
Effect of diluted based awards	—	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,175	2,330
Basic EPS	$.18	$.16
Diluted EPS	$.18	$.16

Earnings per share analysis for nine months September 30, 2013 and 2012 is as follows (dollars in thousands, except per share data):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income	$1,355	$1,182
Income allocated to participating securities	(41)	—
Income attributable to common shareholders	$1,314	$1,182
Weighted average shares outstanding (in thousands)	2,420	2,514
Less: average unearned ESOP and unvested restricted stock	(245)	(186)

Average Shares	2,175	2,328
Effect of diluted based awards	—	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,175	2,328
Basic EPS	$.60	$.51
Diluted EPS	$.60	$.51

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the three months ended September 30, 2013 was $84,000.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2013	141,617	$17.30	9.2
Granted	—	—	—
Exercised	—	—	—
Forfeited	2,507	17.30	—
Expired	—	—	—

Options outstanding at September 30, 2013	139,110	$17.30	9.2

As of September 30, 2013, the Company had $273,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three and nine months ended September 30, 2013 was $17,000 and $52,000. The aggregate grant date fair value of the stock options was $355,000. The total intrinsic value of options as of September 30, 2013 was $342,000.

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	75,223	$17.30
Granted	1,909	18.82
Vested	14,643	17.30
Forfeited	2,136	17.39

Non-vested at September 30, 2013	60,353	$17.34

As of September 30, 2013, the Company had $1.0 million of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2013 was $67,000 and $197,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at September 30, 2013 and December 31, 2012 and no valuation allowance was necessary.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased $6.1 million, or 2.1%, to $291.4 million at September 30, 2013 from $285.3 million at December 31, 2012. The increase resulted from an increase of $24.0 million in interest-earning demand deposits, offset in part by a decrease of $14.9 million in net loans.

Cash and cash equivalents increased $24.0 million, or 145.0%, to $40.6 million at September 30, 2013 from $16.6 million at December 31, 2012. The increase was a result of an increase of $24.0 million, or 149.4%, in interest-earning demand deposits, due to increased funds in our Federal Reserve and cash management accounts attributable to an increase in deposits less a decrease in loans.

Loans held for sale decreased $2.2 million, or 83.7%, to $432,000 at September 30, 2013 from $2.6 million at December 31, 2012. The decrease was attributable to reduced originations impacted by rising interest rates and, therefore, lower loan sales volume.

Net loans decreased $14.9 million, or 5.9%, to $238.9 million at September 30, 2013 from $253.8 million at December 31, 2012. The loan portfolio decreased primarily as a result of one-to four-family loans decreasing $7.0 million, or 12.1%, home equity decreasing $2.9 million, or 26.5%, construction decreasing $2.5 million, or 20.0%, and commercial non-mortgage loans decreasing $2.8 million, or 41.5%. These decreases were offset in part by an increase of $5.8 million, or 5.3%, in commercial real estate loans.

Securities held to maturity, consisting of one municipal security at September 30, 2013, decreased $118,000, or 49.0%, to $123,000 from $241,000 at December 31, 2012 due to a paydown.

Other real estate owned decreased $43,000, or 5.1%, to $801,000 at September 30, 2013, from $844,000 at December 31, 2012.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $550,000, or 12.4%, to $3.9 million at September 30, 2013, from $4.4 million at December 31, 2012 primarily due to a $189,000 decrease in miscellaneous other receivable and a $147,000 decrease in prepaid FDIC premiums.

Deposits increased $5.5 million to $164.1 million at September 30, 2013 from $158.6 million at December 31, 2012. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $5.1 million. This increase was partially offset by a decrease in certificates of deposit of $1.1 million, or 1.7%, to $64.2 million at September 30, 2013 from $65.3 million at December 31, 2012.

Federal Home Loan Bank advances increased $51,000 from $61.9 million at December 31, 2012 to $62.0 million at September 30, 2013 due to the amortization of prepaid fees on borrowed funds.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses, decreased $131,000, or 5.4%, from $2.3 million at December 31, 2012 to $2.2 million at September 30, 2013 primarily as a result of decreased borrower’s prepaid taxes and insurances.

Total stockholders’ equity increased $646,000, or 1.0%, to $63.1 million at September 30, 2013 from $62.4 million at December 31, 2012 primarily due to net income of $1.4 million, partially offset by purchases of 35,300 shares of common stock, totaling $958,000, pursuant to the announced stock repurchase program approved by our Board of Directors on February 14, 2012 and December 10, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. We recorded net income of $394,000 for the three months ended September 30, 2013 compared to net income of $380,000 for the three months ended September 30, 2012. The increase in net income resulted primarily from a decrease of $360,000 in expense for the provision for loan loss from $475,000 for the three months ended September 30, 2012 to $115,000 for the three months ended September 30, 2013. This was offset by a $363,000 decrease in net gain on loan sales to $345,000 for the three months ended September 30, 2013 from $707,000 for the three months ended September 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased $200,000, or 5.8%, to $3.3 million for the three months ended September 30, 2013, as the average yield on interest-earning assets decreased 38 basis points to 4.63% during the 2013 period from 5.01% during the 2012 period. The average balance of interest-earning assets increased $4.3 million to $282.1 million for the three months ended September 30, 2013 from $277.7 million for the three months ended September 30, 2012.

The biggest component of the increase in average interest-earning assets was in other interest-earning assets, consisting of interest-earning overnight funds and time deposits, which increased $12.0 million, or 51.5%, to $35.3 million for the three months ended September 30, 2013 from $23.3 million for the three months ended September 30, 2012. The average yield on other interest-earning assets increased 1 basis points from 0.17% to 0.18%. There was an increase in interest income from other interest-earning assets of $6,000 to $16,000 for the three months ended September 30, 2013 from $10,000 for the three months ended September 30, 2012. The increase in interest and dividend income was primarily attributable to an increase in dividends received from FHLB stock of $6,000 to $38,000 as of the three months ended September 30, 2013 from $32,000 as of the three months ended September 30, 2012, and an increase in interest received from the federal reserve of $5,000 to $16,000 for the three months ended September 30, 2013 from $11,000 for the three months ended September 30, 2012.

Average net loans decreased $7.5 million, or 3.0%, to $242.2 million for the three months ended September 30, 2013 from $249.8 million for the three months ended September 30, 2012. Interest income on loans decreased $225,000, or 6.6%, to $3.2 million for the three months ended September 30, 2013, as the average yield on loans decreased 20 basis points to 5.30% for the three months ended September 30, 2013 from 5.50% for the three months ended September 30, 2012. The decrease in interest income on loans was attributable to the decrease in net loans, the continuing low interest rate environment, and was also in part a result of shifts in the mix between loan types in our portfolio from higher yielding loan types to lower yielding types.

Interest Expense. Interest expense decreased $81,000, or 9.3%, to $799,000 for the three months ended September 30, 2013 from $880,000 for the three months ended September 30, 2012 as we experienced a decrease of $7.8 million in average interest-bearing liabilities, or 3.6%, to $223.7 million for the three months ended September 30, 2013 from $215.9 million for the three months ended September 30, 2012. The average rate we paid on these liabilities decreased 20 basis points to 1.43% from 1.63% attributable to the low interest rate environment and a continued shift to lower cost core deposits from higher cost certificates of deposit. Interest expense on certificates of deposit decreased $83,000, or 37.3%, to $140,000 for the three months ended September 30, 2013 from $223,000 for the three months ended September 30, 2012 resulting primarily from a $961,000 decrease in the average balance of certificates of deposits to $61.3 million for the 2013 period, from $62.2 million for the 2012 period. Additionally, the rate on certificates of deposit decreased 53 basis points to 0.91% for the 2013 period from 1.44% for the 2012 period. This was a result of runoff of higher priced certificates of deposit as well as the low interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $8.7 million, or 9.5%, to $100.5 million for the three months ended September 30, 2013 from $91.8 million for the three months ended September 30, 2012. The interest on core deposits increased $1,000 to $64,000 for the 2013 period from $63,000 for the 2012 period, as the rate on these deposits for the three months ended September 30, 2013 decreased 1 basis points, or 6.2%, to 0.26% from 0.27% for the three months ended September 30, 2012.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, remained constant at $594,000 for the three months ended September 30, 2013 and the three months ended September 30, 2012, as the average balance remained approximately $62.0 million and the average rate paid on these borrowings remained the same at 3.84%.

Net Interest Income. Net interest income decreased $119,000, or 4.6%, to $2.5 million for the three months ended September 30, 2013 from $2.6 million for the three months ended September 30, 2012, as our average net interest-earning assets decreased to $58.4 million from $61.8 million, and net interest rate spread decreased 18 basis points to 3.20% from 3.38% and net interest margin decreased 20 basis points to 3.43% from 3.63%. Changes in the our net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2012, we recorded a provision for loan losses of $115,000 for the three months ended September 30, 2013 and a provision for loan losses of $475,000 for the three months ended September 30, 2012. We have continued with additional provisions in 2013 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values. At September 30, 2013, non-performing loans totaled $8.9 million, or 3.7% of total loans, as compared to $11.1 million, or 4.4% of total loans, at September 30, 2012. The allowance for loan losses to total loans receivable increased to 2.9% at September 30, 2013 from 2.6% at September 30, 2012.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $237,000, or 34.3%, to $454,000 for the three months ended September 30, 2013 from $691,000 for the three months ended September 30, 2012. The decrease was primarily attributable to a decrease of $362,000 in net gains on loan sales due to decreased loan sales volume. This was partially offset by a decrease in net loss on sale of other real estate owned of $59,000, or 88.1%, to $8,000 for the three months ended September 30, 2013 from $67,000 for the three months ended September 30, 2012 as a result of being able to sell certain other real estate owned properties at a net gain instead of a net loss.

Noninterest Expense. Noninterest expense decreased $22,000, or 1.0% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This was due to a decrease of $53,000 in professional fees due to lowered general legal expense and a $26,000 decrease in other real estate owned expense due to decreased properties owned. This was offset by an increase in salaries and employee benefits of $70,000, or 5.3%, to $1.4 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012 due to the implementation of the equity incentive plan.

Income Tax Expense. We recorded $214,000 of income tax expense for the three months ended September 30, 2013 compared to $204,000 of income tax expense for the 2012 quarter. Our effective tax rate was 35.2% for the three months ended September 30, 2013 and 34.9% the three months ended September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General. We recorded net income of $1.4 million for the nine months ended September 30, 2013 compared to net income of $1.2 million for the nine months ended September 30, 2012. Net interest income decreased $101,000 to $7.6 million for the nine months ended September 30, 2013 from $7.7 million for the nine months ended September 30, 2012, and other noninterest income increased $63,000 to $1.8 million for the nine months ended September 30, 2013 from $1.7 million for the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $599,000, or 5.6%, to $10.0 million for the nine months ended September 30, 2013 from $10.6 million for the nine months ended September 30, 2012, as the average balance of interest-earning assets increased $2.0 million to $281.0 million for the nine months ended September 30, 2013 from $279.0 million for the nine months ended September 30, 2012, and the average yield on interest-earning assets decreased 33 basis points to 4.75% during the 2013 period from 5.08% during the 2012 period. The drop in our average yield on interest-earning assets was due primarily to the decrease in yield on net loans.

Interest income on loans decreased $596,000, or 5.7%, to $9.8 million for the nine months ended September 30, 2013 from $10.4 million for the nine months ended September 30, 2012, as the average yield on loans decreased 33 basis points to 5.30% for the nine months ended September 30, 2013 from 5.63% for the nine months ended September 30, 2012 reflecting the lower market interest rates. The average balance of loans decreased $219,000, or 0.1%, to $247.5 million for the nine months ended September 30, 2013 from $247.2 million for the nine months ended September 30, 2012.

Interest-earning overnight funds and time deposits increased $1.5 million, or 5.5%, to $28.6 million for the nine months ended September 30, 2013 from $27.1 million for the nine months ended September 30, 2012. The average yield on these investments decreased 13 basis points from 0.32% to 0.19%, resulting in a $26,000 decrease in interest income from other interest-earning assets to $40,000 for the nine months ended September 30, 2013 from $66,000 for the nine months ended September 30, 2012.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $29,000, or 15.9%, to $154,000 for the nine months ended September 30, 2013 from $183,000 for the nine months ended September 30, 2012. This decrease was primarily attributable to a decrease of 32 basis in the weighted average yield paid on investment securities to 4.75% for the 2013 period from 5.07% for the 2012 period. The average balance for the nine months ended September 30, 2012 of other interest-earning assets was $29.0 million, compared to the average balance for the nine months ended September 30, 2013 of $27.1 million. This decrease of $1.9 million represents a decrease of 6.6%. The weighted average yield paid on other interest-earning assets decreased 14 basis points to 0.19% for the 2013 period from 0.32% for the 2012 period.

Interest Expense. Interest expense decreased $498,000, or 17.2%, to $2.4 million for the nine months ended September 30, 2013 from $2.9 million for the nine months ended September 30, 2012, as the average rate paid on these liabilities decreased 32 basis points to 1.44% from 1.76%, partially offset by an increase in interest-bearing liabilities of $3.1 million, or 1.4%, to $222.2 million for the nine months ended September 30, 2013 from $219.1 million for the nine months ended September 30, 2012.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $6.6 million, or 7.2%, to $98.2 million for the nine months ended September 30, 2013 from $91.6 million for the nine months ended September 30, 2012. Also, the interest on core deposits decreased $18,000 to $185,000 for the 2013 period from $203,000 for the 2012 period.

Interest expense on certificates of deposits decreased $328,000, or 42.0%, to $453,000 for the nine months ended September 30, 2013 from $781,000 for the nine months ended September 30, 2012. This was primarily due to a $3.1 million decrease in the average balance of certificates of deposits of to $62.1 million for the 2013 period, from $65.2 million for the 2012 period. Also the yield on certificates of deposit decreased 63 basis points to 0.97% for the 2013 period from 1.60% for the 2012 period.

Net Interest Income. Net interest income decreased $101,000, or 1.3%, to $7.6 million for the nine months ended September 30, 2013 from $7.7 million for the nine months ended September 30, 2012, as our net interest-earning assets decreased to $58.4 million from $59.9 million, our net interest rate spread remained unchanged at 3.32% and our net interest margin decreased 5 basis points to 3.54% from 3.59%. Our net interest rate spread reflects the restructuring of FHLB advances; paying off a maturing higher interest rate $2.0 million FHLB advance in March 2012; and managing the maturities of higher interest rate certificates of deposit, offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2012 Annual Report on Form 10-K, we recorded a provision for loan losses of $790,000 for the nine months ended September 30, 2013 and a provision for loan losses of $1.4 million for the nine months ended September 30, 2012, a reduction of $635,000 from the year earlier period that was reflective of a decreasing loan portfolio and a decrease in charge-offs and non-performing loans. We have continued with additional provisions in 2013 because of elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans increased to 84.3% at September 30, 2013 from 64.0% at December 31, 2012. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.

Noninterest Income. Noninterest income increased $63,000, or 3.7%, to $1.8 million for the nine months ended September 30, 2013 from $1.7 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increase of $221,000 in net gain on the sale of other real estate owned. This was partially offset by a decrease in net gain on loan sales of $168,000 from $1.5 million at September 30, 2012 to $1.3 million at September 30, 2013 due to lower loan origination volumes.

Noninterest Expense. Noninterest expense increased $356,000, or 5.7%, to $6.6 million for the nine months ended September 30, 2013 from $6.2 million for the nine months ended September 30, 2012. The increase was primarily due to an increase of $542,000, or 15.5%, in salaries and employee benefits expense due to the implementation of the equity incentive plan, and increased staff and new positions. This was offset by a decrease of $145,000 in professional fees due to lowered general legal expense, and a $142,000 decrease in other real estate owned expenses due to a decrease in foreclosed properties.

Income Tax Expense. We recorded a $690,000 income tax expense for the nine months ended September 30, 2013 compared to a $622,000 income tax expense for the 2012 period, reflecting income of $2.0 million before income tax expense during the nine months ended September 30, 2013 versus income before income tax of $1.8 million for the nine months ended September 30, 2012. Our effective tax expense rate was 33.7% for the nine months ended September 30, 2013 compared to an effective tax expense rate of 34.5% for the nine months ended September 30, 2012.

Asset Quality

Other real estate owned totaled $801,000, or 0.3% of total assets, at September 30, 2013 as compared to $991,000, or 0.3% of total assets at September 30, 2012. The largest relationship as of September 30, 2013 was $438,000, or 54.7% of other real estate owned, which consisted of an office building and vacant lots.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $9.7 million, or 3.3% of total assets, at September 30, 2013 as compared to $11.9 million, or 4.2% of total assets, at September 30, 2012. We believe that the decreases in nonperforming assets are a sign of improvement in the credit quality of our loan portfolio. However, our level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan.

Our largest substandard relationship as of September 30, 2013 has a total balance of $3.6 million. Of the $20.8 million loans rated substandard, approximately $14.2 million are performing.

At September 30, 2013, we had three loans, totaling $159,000, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. Of the remaining loans, one was classified as substandard, totaling $72,000. At September 30, 2013, none of these loans was considered a troubled debt restructuring, and all of these loans were considered performing at September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of Wolverine Bancorp, Inc. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 through July 31, 2013	—	—	—	89,388
August 1, 2013 through August 31, 2013	—	—	—	89,388
September 1, 2013 through September 30	15,000	$19.77	15,000	74,388

	15,000		15,000

(1)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Suthe Sarbanes-Oxley Act of 2002

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE BANCORP, INC.

Date: November 14, 2013	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: November 14, 2013	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer