Form 10-K
period 2013-12-31
Wolverine Bancorp, Inc.
filed 2014-03-31
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2013.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the Nasdaq Stock Market, was approximately $39.0 million.

As of March 14, 2014, there were 2,293,725 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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

BUSINESS OF WOLVERINE BANK

General

Wolverine Bank (Bank), a wholly owned subsidiary of Wolverine Bancorp, Inc. (Company), is a federally chartered savings bank headquartered in Midland, Michigan. Wolverine Bank was originally chartered in 1933. At December 31, 2013, we had $297.8 million of total assets, $173.0 million of deposits and $60.3 million of total stockholder’s equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and to a lesser extent throughout all of Michigan through our three banking offices located in Midland, Michigan, which is the County Seat of Midland County, our banking office in Frankenmuth and loan centers located in Saginaw, which is located in neighboring Saginaw County, and Bay City, which is located in neighboring Bay County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one- to four-family residential mortgage loans and home equity loans and lines of credit and to a lesser extent, construction loans, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2013, $198.7 million, or 72.7%, of our total loan portfolio was comprised of commercial real estate loans including multi-family mortgage loans and land loans, and $49.7 million, or 18.2%, of our total loan portfolio was comprised of one- to four-family residential mortgage loans. We may invest in securities, including U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

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

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. Consistent with our interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold substantially all of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2013 we originated for sale and sold $53.3 million of fixed-rate one- to four-family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

Wolverine Bank’s executive offices are located at 5710 Eastman Avenue, Midland, Michigan 48640. Our telephone number at this address is (989) 631-4280. Our website address is www.wolverinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

Wolverine Bank operates from three banking offices located in Midland, Michigan, a banking office in Frankenmuth and loan centers in Saginaw and Bay City, which are located in neighboring Saginaw County and Bay County, Michigan, respectively. The Great Lakes Bay Region of Michigan which is located in the eastern portion of Michigan’s lower peninsula, approximately 120 miles north of Detroit, is our primary market area for both lending and deposits.

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

According to the United States Census Bureau, as of July 2012, the latest date for which the data is available, Midland County has a total population of approximately 84,000 and Saginaw County has a total population of approximately 200,000. Our primary market area has experienced limited or negative population growth from 2000 to 2013. Specifically, Midland County’s population remained nearly unchanged over the 2000 to 2013 period, while Saginaw County’s population shrank at a 4.7% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2015. Household growth trends coincide with the population growth trends as growth also has been modest over the 2000 to 2013 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next four year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2012.

Historically, our primary market area, and specifically the City and County of Midland, has been heavily dependent upon the three largest employers: The Dow Chemical Company, MidMichigan Medical Center and Dow Corning Corporation. These three entities employ approximately 9,150 persons in Midland County. The Dow Chemical Company is a major multinational producer of specialty chemicals, advanced materials, agro sciences technology-based products and solutions and Dow Corning is a producer of silicone, specialty chemicals, lubricants and healthcare products. In addition, these companies have been in the forefront of the development and commercialization of solar energy products and technologies. Historically, these companies have been very important to the local economy because of the employment opportunities and their philanthropic and outgrowth activities.

According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2013, unemployment rates in Midland County, the Bay City Metropolitan Statistical Area (“MSA”) and the Saginaw MSA were 6.6%, 8.3% and 8.1%, respectively. The unemployment rate at December 31, 2013 for the State of Michigan was 8.3% and the national average was 6.7%. While there has been some improvement in the unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

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

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 63% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1.2 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, and specifically the Michigan counties of Midland and Saginaw. As of June 30, 2013, the latest date for which FDIC data are available, we ranked second of nine bank and thrift institutions with offices in Midland County with a 13.8% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 5.6% of the total federally insured deposits in Midland County. We are the only savings institution located in Midland County and we had nominal net deposit decline of 1.6% annually over the 2009 to 2013 period. We ranked 15 of 16 bank and thrift institutions with offices in Saginaw County with a 1.0% deposit market share. When including credit unions, our market share dropped to 0.5% of the federally insured deposits within Saginaw County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$49,726	18.2%	$58,158	21.5%	$68,287	25.8%	$76,801	30.5%	$85,163	33.7%
Home equity	7,912	2.9	10,790	4.0	13,572	5.1	12,252	4.9	11,775	4.7
Commercial mortgage loans:
Commercial real estate (1)	126,154	46.1	108,087	39.9	89,463	33.8	84,172	33.5	85,497	33.7
Multifamily	62,790	23.0	60,755	22.4	51,411	19.4	37,485	14.9	33,713	13.4
Land	9,734	3.6	12,668	4.7	13,445	5.1	16,071	6.4	17,404	6.9
Construction:
Residential	5,355	2.0	3,637	1.3	4,897	1.8	3,543	1.4	2,534	1.0
Residential non-owner occupied	3,314	1.2	456	0.2	5,218	2.0	1,760	0.7	3,631	1.4
Non-residential	—	0.0	8,169	3.0	9,589	3.6	7,823	3.1	1,386	0.5

Total mortgage loans	264,985	97.0	262,720	97.0	255,882	96.6	239,907	95.4	241,103	95.3
Commercial non-mortgage	7,226	2.6	6,739	2.5	7,675	2.9	10,434	4.1	10,521	4.2
Other consumer	1,167	0.4	1,297	0.5	1,247	0.5	1,229	0.5	1,326	0.5

Total loans	273,378	100.0%	270,756	100.0%	264,804	100.0%	251,570	100.0%	252,950	100.0%

Other items:
Unearned fees and discounts, net	467		585		440		345		351
Undisbursed loan funds	5,933		9,662		11,198		8,159		1,724
Allowance for loan losses	7,597		6,671		9,503		9,775		6,507

Total loans, net	$259,381		$253,838		$243,663		$233,291		$244,368

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four- family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$3,555	5.48%	$1,019	4.82%	$1,893	6.00%	$8,046	4.16%	$23,227	5.05%
2015	5,259	5.24	1,901	4.69	5,036	5.69	1,341	4.48	7,809	5.27
2016	5,039	5.44	361	5.62	10,400	5.36	—	—	10,830	5.65
2017 to 2018	10,787	5.77	2,853	4.19	44,527	4.68	347	4.64	55,170	4.81
2019 to 2023	4,689	5.71	1,778	4.71	934	4.55	—	—	25,312	4.93
2023 to 2028	230	5.14	—	—	—	—	—	—	88	6.00
2029 and beyond	20,167	4.68	—	—	—	—	—	—	3,718	4.45

Total	$49,726	5.21%	$7,912	4.72%	$62,790	5.23%	$9,734	4.22%	$126,154	4.97%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction- Non Residential		Commercial Non-Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$—	—%	$1,198	4.41%	$—	—%	$461	4.35%	$18	5.38%	$39,417	4.92%
2015	—	—	—	—	—	—	1,538	4.83	897	3.74	23,781	5.18
2016	—	—	—	—	—	—	431	4.27	50	3.25	27,110	5.47
2017 to 2018	—	—	2,116	4.75	—	—	3,401	4.79	89	6.95	119,289	4.84
2019 to 2023	—	—	—	—	—	—	1,395	4.71	113	5.00	34,223	5.00
2024 to 2028	1,126	4.46	—	—	—	—	—	—	—	—	1,444	4.66
2029 and beyond	4,229	4.10	—	—	—	—	—	—	—	—	28,114	4.56

Total	$5,355	4.17%	$3,314	4.63%	$—	—%	$7,226	4.72%	$1,167	4.11%	$273,378	4.93%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$36,675	$13,051	$49,726
Home equity	6,282	1,630	7,912
Commercial mortgage loans:
Commercial real estate	93,395	32,759	126,154
Multifamily	58,034	4,756	62,790
Land	6,784	2,950	9,734
Construction	4,216	4,453	8,669

Total mortgage loans	205,386	59,599	264,985
Commercial non-mortgage	5,259	1,967	7,226
Other consumer	1,167	—	1,167

Total loans	$211,812	$61,566	$273,378

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2013, $126.2 million, or 46.1% of our loan portfolio, consisted of commercial real estate loans, $62.8 million, or 23.0% of our loan portfolio, consisted of multifamily loans, and $9.7 million, or 3.6% of our total loan portfolio, consisted of land loans. Of the $126.2 million of commercial real estate loans, $18.0 million were secured by non-owner occupied one- to four-family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2013, our commercial real estate, multifamily and land loans had an average loan balance of approximately $378,000. At December 31, 2013, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2013 we had three commercial real estate loans outside of Michigan, of which two were collateralized by land in Colorado and Montana with loan balances of $534,000 and $89,000 respectively, and one was collateralized by commercial property in Indiana with a loan balance of $3.1 million. All commercial real estate loans outside of Michigan were performing in accordance with their repayment terms at this date.

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

At December 31, 2013, our largest commercial real estate loan had an outstanding balance of $6.6 million, was secured by multi-family units and was performing in accordance with its repayment terms.

One- to Four-Family Residential Mortgage Loans. At December 31, 2013, $57.6 million, or 21.1% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one- to four-family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2013, fixed-rate one- to four-family residential mortgage loans totaled $36.7 million, of which $12.5 million contained 5-year balloon payment terms, and adjustable-rate one- to four-family residential mortgage loans totaled $13.1 million.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae or Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2013, we had 8 one- to four-family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $90,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2013, our largest one- to four-family residential mortgage loan had an outstanding balance of $1.3 million and was performing in accordance with its repayment terms.

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

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial properties, including multifamily properties. At December 31, 2013, $8.7 million, or 3.2%, of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2013, our largest construction loan had a principal balance of $2.1 million and was secured by 1-4 family rental properties. This loan was performing in accordance with its repayment terms at December 31, 2013.

Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one- to four-family residential property. At December 31, 2013, the additional unadvanced portion of these construction loans totaled $5.5 million.

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

At December 31, 2013 we had $7.9 million, or 2.9% of our total loan portfolio in home equity loans and $1.6 million of home equity lines of credit. The Bank had $2.7 million of undisbursed funds related to home equity lines of credit as of year-end. Our largest home equity loan was approximately $1.1 million.

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

At December 31, 2013, we had $7.2 million of commercial non-mortgage loans outstanding, representing 2.6% of our total loan portfolio.

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

At December 31, 2013, our largest commercial non-mortgage loan outstanding was for $3.3 million and was secured by other collateral. At December 31, 2013, this loan was performing in accordance with its repayment terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2013, our consumer loan portfolio totaled $1.2 million, or 0.4% of our total loan portfolio.

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

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties throughout Michigan. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2013, our loan participations totaled $8.1 million, or 2.96% of our loan portfolio, all of which were collateralized by properties outside of our primary market area. We have sold one participation loan secured by multi-family residential property for $1.4 million to a another bank.

The following table shows the loan origination, purchases, sale and repayment activities of Wolverine Bank, for the periods indicated.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Originations by type:
Mortgage loans:
Residential	$48,411	$111,959	$45,457
Commercial	77.683	113,871	68,267
Construction	17,208	17,707	26,538
Home equity	5,008	6,945	10,335
Commercial non-mortgage	7,718	2,056	1,648
Other consumer	88	148	225

Total loans originated	156,116	252,686	152,470

Purchases:
Mortgage loans:
Commercial Real Estate	6,149	—	—

Total loans purchased	6,149	—	—

Sales and repayments:
Mortgage loans:
Residential	(56,843)	(122,088)	(53,971)
Commercial	(66,664)	(86,680)	(51,676)
Construction	(20,801)	(25,149)	(19,960)
Home equity	(7,885)	(9,727)	(9,015)
Commercial non-mortgage	(7,231)	(2,992)	(4,407)
Other consumer	(218)	(99)	(207)

Total sales and repayments	(159,642)	(246,735)	(139,236)

Total loans sold	(53,298)	(107,170)	(37,292)

Principal repayments	(100,195)	(139,565)	(101,944)

Total reductions	(153,493)	(246,735)	(139,236)

Increase (decrease) in other items, net	3,073	4,070	(2,862)

Net increase (decrease)	$5,696	$10,021	$10,372

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

Non-performing and Problem Assets

For all of our loans, once a loan is past its grace period, a computer generated past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90 days delinquent and no acceptable workout arrangement has been reach, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due, or 30 days or more past due if the loan is less than 1 year old, is provided monthly to our Board of Directors.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. As of December 31, 2013 the bank reported two loans that were greater than 90 days delinquent and still accruing interest. Both loans ballooned in the 1st quarter of 2013, but continued to make principal and interest payments for the remainder of the year. Management expects the full collection of principal and interest and believes it is well secured by the underlining collateral. Management believes it has taken appropriate action to reasonably expect restoration to current status in the near future.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$254	$503	$922	$1,118	$426
Home equity	—	—	165	76	—
Commercial mortgage loans:
Commercial real estate	779	2,013	3,652	4,051	4,029
Multifamily	—	—	—	—	—
Land	4,041	4,720	7,833	2,069	2,602
Construction	—	—	2	92	183
Commercial non-mortgage	157	278	375	—	—
Other consumer	—	—	—	—	—

Total non-accrual loans (1)	5,231	7,514	12,949	7,406	7,240

Troubled debt restructurings (not included above):
One-to four-family	333	659	648	467	224
Home Equity	—	—	—	—	—
Commercial real estate	643	2,257	959	97	302

	976	2,916	1,607	564	526

Total non-performing loans	6,207	10,430	14,556	7,970	7,766

Real estate owned:
Residential mortgage loans:
One-to four-family	253	216	616	256	256
Home Equity	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	164	390	524	1,805	334
Land	455	238	225	307	—
Construction	—	—	—	—	—
Home Equity	—	—	—	7	—

Total real estate owned	872	844	1,365	2,375	590

Total non-performing assets	$7,079	$11,274	$15,921	$10,345	$8,356

Ratios:
Non-performing loans to total loans	2.3%	4.1%	5.8%	3.3%	3.1%
Non-performing assets to total assets	2.4%	4.0%	5.4%	3.3%	2.7%

(1)	At December 31, 2013, 2012, 2011 and 2010, includes $3.7, $4.2, $4.8 and $4.3 million of troubled debt restructurings, respectively.

For the year ended December 31, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $350,000. We recognized interest income of $14,000 on such loans for the year ended December 31, 2013.

At December 31, 2013, our non-accrual loans totaled $5.2 million. The non-accrual loans consisted primarily of three real estate relationships with principal balances totaling $8.2 million, $4.7 million net of charge-offs. These loans are secured primarily by developed land and commercial real estate properties.

Other than as disclosed in the above tables, there are no other loans at December 31, 2013 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2013, we had $4.7 million of troubled debt restructurings, of which $3.7 million were included as non-accrual loans in the preceding table. At December 31, 2013 our troubled debt restructuring related to 10 loans, 6 of which related to commercial real estate. As of December 31, 2013 accruing TDR loans totaled $1 million, $1.9 million less than December 31, 2012. The decrease was primarily due to the compliance of borrowers’ under the modified terms for a minimum of six months, and the modified terms were extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk not considered troubled-debt.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013
Residential mortgage loans:
One-to four-family	—	$—	1	$254	1	$254
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	3	667	1	49	4	716
Multifamily	—	—	1	1,363	1	1,363
Land	—	—	5	4,068	5	4068
Construction	—	—	—	—	—	—

Total mortgage loans	3	667	8	5,734	11	6,401

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	1	36	1	36

Total loans	3	$667	9	$5,770	12	$6,437

At December 31, 2012
Residential mortgage loans:
One-to four-family	—	$—	4	$344	4	$344
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	29	3	721	4	750
Multifamily	—	—	—	—	—	—
Land	—	—	7	4,667	7	4,667
Construction	—	—	—	—	—	—

Total mortgage loans	1	29	14	5,732	15	5,761

Commercial non-mortgage	—	—	1	277	1	277
Other consumer	—	—	—	—	—	—

Total loans	1	$29	15	$6,009	16	$6,038

At December 31,2011
Residential mortgage loans:
One-to four-family	1	$83	2	$575	3	$658
Home equity	—	—	3	165	3	165
Commercial mortgage loans:
Commercial real estate	1	128	4	980	5	1,108
Multifamily	—	—	—	—	—	—
Land	1	0	5	906	6	906
Construction	—	—	—	—	—	—

Total mortgage loans	3	211	14	2,626	17	2,837

Commercial non-mortgage	—	—	1	375	1	375
Other consumer	—	—	—	—	—	—

Total loans	3	$211	15	$3,001	18	$3,212

At December 31, 2010
Residential mortgage loans:
One-to four-family	3	$598	9	$1,092	12	$1,690
Home equity	2	115	1	76	3	191
Commercial mortgage loans:
Commercial real estate	1	97	4	1,061	5	1,158
Multifamily	1	4,266	—	—	1	4,266
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total mortgage loans	7	5,076	14	2,229	21	7,305

Commercial non-mortgage	—	—	—	—	—	—

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Other consumer	—	—	—	—	—	—

Total loans	7	$5,076	14	$2,229	21	$7,305

At December 31, 2009
Residential mortgage loans:
One-to four-family	5	$253	5	$400	10	$653
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	147	5	1,134	6	1,281
Multifamily	—	—	—	—	—	—
Land	1	42	8	2,181	9	2,223
Construction	—	—	—	—	—	—

Total mortgage loans	7	442	18	3,715	25	4,157

Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$442	18	$3,715	25	$4,157

Total delinquent loans increased by $0.4 million to $6.4 million at December 31, 2013 from $6.0 million at December 31, 2012. The increase in delinquent loans was due primarily to an increase of $1.3 million in total delinquent multi-family loans partially offset by decreases in delinquent land and non-mortgage loans of $0.6 million and $0.2 million respectively.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2013, we had $872 in real estate owned.

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

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of December 31, 2013, 2012, 2011, 2010 and 2009. At the dates presented we had no assets classified as doubtful.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Classified Assets:
Substandard	20,128	21,380	26,089	26,905	25,881

Total classified assets	$20,128	$21,380	$26,089	$26,905	$25,881

Special mention	5,889	12,628	16,774	13,964	13,504

Total criticized assets	$5,889	$34,008	$42,863	$40,869	$39,385

Of the $20.1 million of substandard assets at December 31, 2013, $9.3 million were comprised of commercial real estate loans, $4.8 million were comprised of multi-family loans, $4.1 million were comprised of land loans, $1.3 million were comprised of one- to four-family residential mortgage loans and approximately $595,000 were of commercial non-mortgage loans.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$6,671	$9,503	$9,775	$6,507	$3,379

Charge-offs:
Residential mortgage loans:
One-to four-family	(210)	(116)	(335)	(33)	(104)
Home equity	—	—	(161)	—	—
Commercial mortgage loans:
Commercial real estate	—	(1,337)	(785)	(1,597)	(351)
Multifamily	—	(1,241)	—	—	—
Land	—	(2,393)	(391)	(109)	(140)
Construction	—	(2)	—	—	—
Commercial non-mortgage	—	(84)	—	—	—
Other consumer	(2)	(4)	(3)	(7)	(10)

Total charge-offs	(212)	(5,177)	(1,675)	(1,746)	(605)

Recoveries:
Residential mortgage loans:
One-to four-family	15	27	2	54	21
Home equity	1	16	—	—	—
Commercial mortgage loans:
Commercial real estate	100	36	5	229	326
Multifamily	—	55	—	—	48
Land	182	—	4	226	85
Construction	—	—	—	10	—
Commercial non-mortgage	5	—	—	—	—
Other consumer	5	6	7	4	3

Total recoveries	308	140	18	523	483

Net (charge-offs) recoveries	96	(5,037)	(1,657)	(1,223)	(122)
Provision for loan losses	830	2,205	1,385	4,491	3,250

Balance at end of period	$7,597	$6,671	$9,503	$9,775	$6,507

Ratios:
Net charge-offs to average loans outstanding	.1%	(2.0)%	(0.7)%	(1.0)%	0.0%
Allowance for loan losses to non-performing loans at end of period	122.4%	64.0%	65.3%	122.6%	83.8%
Allowance for loan losses to total loans at end of period	2.8%	2.6%	3.7%	4.0%	2.6%

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

	At December 31,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$1,354	18.2%	$1,433	21.5%	$1,580	25.8%
Home equity	251	2.9	266	4.0	290	5.1
Commercial mortgage loans:
Commercial real estate	2,861	46.1	2,663	39.9	3,462	33.8
Multifamily	1,514	23.0	1,497	22.4	1,933	19.4
Land	1,145	3.6	312	4.7	1,622	5.1
Construction	285	3.2	302	4.5	423	7.4
Commercial non-mortgage	157	2.6	166	2.5	165	2.9
Other consumer	30	0.4	32	0.5	28	0.5

Total allocated allowance	7,597	100.0	6,671	100.0	9,503	100.0

Total	$7,597	100.0%	$6,671	100.0%	$9,503	100.0%

	At December 31,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$$2,079	33.8%	$1,246	33.8%
Home equity	313	4.7	161	4.7
Commercial mortgage loans:
Commercial real estate	3,914	33.7	3,019	33.7
Multifamily	1,765	13.3	949	13.3
Land	1,036	6.9	838	6.9
Construction	367	3.0	129	3.0
Commercial non-mortgage	269	4.1	148	4.1
Other consumer	32	0.5	17	0.5

Total allocated allowance	9,775	100.0	6,507	100.0

Total	$9,775	100.0%	$6,507	100.0%

The allowance for loan losses increased $0.9 million, or 13.4% to $7.6 million at December 31, 2013 from $6.7 million at December 31, 2012. The increase in our allowance for loan losses was due in part to net recoveries of previously charged-off loans, increases in our specific allocation on one relationship to cover probable deteriorating collateral values, and to cover estimated credit losses related to growth in commercial mortgage loans.

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

Municipal Obligations. At December 31, 2013 we held one municipal obligation totaling $123. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest-earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Municipal obligations	$123	$123	$241	$241	$315	$315

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. At such date, all of our securities were held to maturity. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Held to maturity securities:
Municipal obligations	$60	2.77%	$—	—%	$63	2.77%	$—	—%	$	$123	2.77%

Total	$60	2.77%	$—	—%	$63	2.77%	$—	—%	$	$123	2.77%

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of Indianapolis, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds from the sale of loans originated for sale, scheduled loan payments, maturing investments, loan prepayments, retained earnings and income on other earning assets.

Deposits. We generate deposits primarily from the areas in which our branch offices are located and from existing and prospective customers. We rely on our competitive pricing, convenient locations and customer service to attract and retain both retail and commercial deposits. Additionally, we have attracted deposits from numerous Michigan cities, townships, counties and nonprofit organizations due to our successful marketing efforts, community ties, and financial stability and strength.

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2013, we had $2.7 million in brokered deposits, of which approximately $2.1 million were through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we may use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2013, we had a total of $73.9 million in certificates of deposit, of which $62.0 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:

Savings accounts	$10,959	6.7%	0.08%	$10,385	6.6%	0.07%	$9,859	5.9%	0.07%
Checking accounts	32,634	20.0	0.06%	32,424	20.4	0.09%	25,844	15.5	0.13%
Money market accounts	54,954	33.7	0.39%	50,461	31.8	0.44%	53,472	32.1	0.56%
Certificates of deposit	64,659	39.6	0.91%	65,294	41.2	1.50%	77,570	46.5	1.88%

Total deposits	$163,206	100.0%	0.51%	$158,564	100.0%	0.79%	$166,745	100.0%	1.08%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$69,347	$58,579	$47,226
2.00% to 2.99%	904	1,583	4,039
3.00% to 3.99%	787	1,554	12,513
4.00% to 4.99%	1,849	2,629	4,634
5.00% to 5.99%	975	949	3,203
6.00% to 6.99%	—	—	1

Total	$73,862	$65,294	$71,616

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2013, we had access to additional Federal Home Loan Bank advances of up to $0.1 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$61,994	$61,926	$65,860
Average balance during period	61,963	$62,229	$70,163
Maximum outstanding at any month end	61,994	$63,871	$71,833
Weighted average interest rate at end of period	3.64%	3.64%	4.16%
Average interest rate during period	3.81%	4.03%	4.54%

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

At December 31, 2013 Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

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

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, we did not have any relationships in excess of 15% of unimpaired capital and surplus.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2013, Wolverine Bank maintained approximately 75.1% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

At December 31, 2013, Wolverine Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, beginning January 1, 2013 non-interest bearing transaction accounts were subject to the $250,000 limit on FDIC insurance per covered institution.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan

Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment.

For the year ended December 31, 2013, the Bank paid $15,000 related to the FICO bonds and $199,000 pertaining to deposit insurance assessments.

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

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, Wolverine Bank was in compliance with this requirement.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2013, Wolverine Bank had no minimum tax credit carryforward.

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

Personnel

As of December 31, 2013, we had 59 full-time employees and 21 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.wolverinebank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Wolverine Bancorp, Inc.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our main office in Midland, Michigan, and from our two branch offices located in Midland, Michigan, our one branch office located in Frankenmuth, Michigan and our two loan centers located in Saginaw, Michigan. At December 31, 2013, the net book value of our premises, land and equipment was $1.6 million.

At December 31, 2013. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires

Main Office:
5710 Eastman Avenue Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: *
118 Ashman Street Midland, Michigan 48640	Leased	2005	2013

S. Saginaw Road Office:
1015 S. Saginaw Road Midland, Michigan 48640	Owned	1974	n/a

Frankenmuth Office:
464 N. Main Street Frankenmuth, Michigan 48734	Owned	1978	n/a

Loan Centers:

3200 Tittabawassee Road, Suite 2* Saginaw, Michigan 48604	Leased	1999	2013

5580 State Street, Suite 4* Saginaw, MI 48603	Leased	2012	2013

6007 W Mount Hope Highway Suite 1* Lansing, MI 48917	Leased	2013	2013

1010 Garfield Unit #205 Traverse city, MI 49686	Leased	2013	2014

333 Bridge N.W. Suite 530* Grand Rapids, MI 49504	Leased	2013	2013

1416 State Street* Bay City, MI 48706	Leased	2013	2015

*	Downtown office, Lansing and Grand Rapids Loan Centers, and both the Saginaw Tittabawassee and State Street Loan Centers are month-to-month leases.

ITEM 3. Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market, Holder and Dividend Information. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “WBKC.” The approximate number of holders of record of Wolverine Bancorp, Inc. common stock as of March 25, 2013 was 675. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Wolverine Bancorp, Inc.’s common stock for the years ended December 31, 2013 and 2012. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

Year ended December 31, 2013	High	Low	Dividends Declared
Quarter ended December 31,2013	$21.95	$19.70	$0.40	(1)
Quarter ended September 30, 2013	20.30	18.76
Quarter ended June 30, 2013	19.91	18.44
Quarter ended March 31, 2013	19.50	17.70
Quarter ended December 31,2012	$18.10	$17.03	$1.00	(2)
Quarter ended September 30, 2012	17.87	16.30	—
Quarter ended June 30, 2012	16.50	15.50	—
Quarter ended March 31, 2012	15.65	14.00	—

(1)	On December 9, 2013, the Board of Directors declared a special cash dividend on the Bank’s common stock of $0.40 per share. The dividend was payable to stockholders of record as of December 20, 2013 and was paid on December 27, 2013.
(2)	On December 10, 2012, the Board of Directors declared a special cash dividend on the Bank’s common stock of $1.00 per share. The dividend was payable to stockholders of record as of December 21, 2012 and was paid on December 28, 2012.

Other than the special dividend payable in December 2013 and 2012, the Bank did not pay dividends. Dividend payments by Wolverine Bancorp, Inc. are dependent on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b) Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2013 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	129,080	$17.30	121,870
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	129,080	$17.30	121,870

(1)	Reflects exercise price of options only.

(d) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2)
October 1, 2013 through October 31, 2013	10,100	$19.98	10,100	64,288
November 1, 2013 through November 30, 2013	—	$—	—	64,288
December 1, 2013 through December 31, 2013	100,100	$21.80	100,100	83,355

	110,200		110,200

(1)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

On December 10, 2012 the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intended to repurchase up to 5% of our issued and outstanding shares, or up to approximately 122,954 shares. As of December 31, 2013 all shares had been repurchased. On December 9, 2013, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 119,167 shares. As of February 28, 2014, 39,812 shares had been repurchased. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

(e) Stock Performance Graph. Not Applicable.

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2013, we had total assets of $297.8 million, compared to total assets of $285.3 million at December 31, 2012. During the year ended December 31, 2013, we had net income of $1.6 million. For the year ended December 31, 2012, we had a net income of $1.6 million.

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

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2013 and 2012, one- to four-family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 97.0% of our total loan portfolio for both 2013 and 2012.

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

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2013, commercial real estate loans, including multifamily loans and land loans, comprised 72.7% of our total loan portfolio. These loans generally are higher-yielding than one- to four-family residential mortgage loans, and also generally have a shorter term than our one- to four-family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one- to four-family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio. However, we still apply our prudent underwriting standards to any potential participation loan and this is causing slow growth in our participation loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2013, our ratio of non-performing loans to total loans was 2.3%. At December 31, 2013, our ratio of allowance for loan losses to non-performing loans was 122.4%, and our ratio of allowance for loan losses to total loans was 2.9%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2013, 57.3% of our total deposits consisted of these lower cost core deposits compared to 58.7% and 55.6% of total deposits at December 31, 2012 and 2011, respectively. Additionally, at December 31, 2013 we held approximately $22.2 million of lower-cost checking and money market account funds from Michigan cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue this strategy to grow this source of lower cost deposits.

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

Expanding our banking franchise. We currently operate from four banking offices and mortgage loan centers in Saginaw and Bay City. One of the two loan centers began operations in the 4th quarter of 2013. We intend to evaluate additional branch expansion opportunities through acquisitions and de novo branching. In addition, we intend to evaluate acquisitions of other financial institutions, or the deposits and assets of other institutions, including in FDIC-assisted acquisitions, as opportunities present themselves (although we currently have no understandings or agreements to acquire other banks, thrifts, branches thereof or other financial services companies).

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2013 and 2012 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets increased $12.5 million, or 4.4%, to $297.8 million at December 31, 2013 from $285.3 million at December 31, 2012. The increase resulted from an increase of $9.3 million in interest-earning demand deposits and $5.6 million increase in loans. The increase was offset in part by a decrease of $1.1 million in Federal Home Loan bank stock.

Interest-earning demand deposits increased $9.3 million, or 57.8%, to $25.4 million at December 31, 2013 from $16.1 million at December 31, 2012. The increase in interest-earning demand deposits was primarily due to an increase in deposits from $158.6 million at December 31, 2012 to $173 million at December 31, 2013.

Mortgage loans held for sale decreased $1.3 million or 50%, to $1.3 million at December 31, 2013 from $2.6 million at December 31, 2012 due to fluctuation in mortgage secondary market activities.

Net loans increased $5.6 million, or 2.2%, to $259.4 million at December 31, 2013 from $253.8 million at December 31, 2012 as our commercial real estate loans increased by $18.1 million, to $126.2 million at December 31, 2013 from $108.1 million at December 31, 2012. Additionally, one-to-four family residential mortgage loans decreased by $8.5 million, to $49.7 million at December 31, 2013 from $58.2 million at December 31, 2012, primarily due to repayments and refinances. We do not hold a significant amount of fixed rate one- to four-family residential mortgage loans in our portfolio in the current interest rate environment. Additionally home equity loans decreased $2.9 million to $7.9 million from $10.8 million, and construction loans decreased $3.6 million, or 29.3%, to $8.7 million from $12.3 million in part due to one refinance which totaled $4.8 million. These items were partially offset by increases in multifamily loans of $2.0 million, or 3.3%, to $62.8 million, from $60.8 million at December 31, 2012 and commercial non-mortgage loans which increased $0.5 million, to $7.2 million from $6.7 million. Commercial real estate also had increases of $18.1 million, or 16.7%, to $126.2 million from $108.1 million. The majority of the $18.1 million consists of eight commercial real estate loans that were opened in 2013 totaling $15.4 million.

The increase in our allowance for loan losses was due in part to net recoveries of previously charged-off loans, increases in our specific allocation on one relationship to cover probable deteriorating collateral values, and to cover estimated credit losses related to growth in commercial mortgage loans. The majority of our recoveries were either commercial real estate or land loans. The allowance for loan losses as a percentage of total loans decreased to 2.85% as of December 31, 2013, from 2.56% at December 31, 2012, which management believes is adequate.

Securities held to maturity, consisting of one municipal security at December 31, 2013, decreased $118,000 to $123,000 at December 31, 2013 from $241,000 at December 31, 2012.

Other assets, consisting primarily of prepaid FDIC assessments and deferred federal taxes, decreased $0.1 million, or 2.3%, to $4.3 million at December 31, 2013, from $4.4 million at December 31, 2012.

Federal Home Loan Bank stock decreased $1.1 million to $3.3 million from $4.4 million at December 31, 2012 due to the redemption of stock.

Deposits increased $14.4 million, or 9.1%, to $173.0 million at December 31, 2013 from $158.6 million at December 31, 2012. Certificates of deposit increased $8.6 million, or 13.2%, to $73.9 million at December 31, 2013 from $65.3 million at December 31, 2012. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $5.8 million, or 6.2%, to $99.1 million at December 31, 2013 from $93.3 million at December 31, 2012. We believe the increase in our core deposits resulted primarily from continuing to build relationships with our existing customers as well as our marketing efforts with new customers.

Total stockholders’ equity decreased $2.1 million, or 3.4%, to $60.4 million at December 31, 2013 from $62.5 million at December 31, 2012. The decrease is primarily a result of the net effect of a dividend of $883,000, stock repurchases of $3.3 million, offset by net income of $1.6 million.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. We recorded net income of $1.6 million for the year ended December 31, 2013, equal to net income for the year ended December 31, 2012. Provision for loan losses decreased $1.4 million, or 62.4% to $0.8 million as of December 31, 2013 from $2.2 million due to improved asset quality and a reduction in net charge-offs.

Interest and Dividend Income. Interest and dividend income decreased $755,000, or 5.3%, to $13.4 million for the year ended December 31, 2013 from $14.2 million for the year ended December 31, 2012, as the average yield on interest-earning assets decreased 36 basis points to 4.72% during 2013 from 5.08% primarily due to a decrease in the yield on loans as a result of a low interest rate environment, partially offset by the average balance of interest-earning assets increasing $5.2 million to $283.8 million for the year ended December 31, 2013 from $278.5 million for the year ended December 31, 2012.

The biggest component increase in average interest-earning assets was in other interest-earning assets, which increased $5.6 million, or 22.1%, to $30.2 million for the year ended December 31, 2013 from $24.6 million for the year ended December 31, 2012. The average yield on other interest-earning assets decreased 20 basis points to 0.35% for the year ended December 31, 2013 from 0.55% for the year ended December 31, 2012. Average balance of total net loans remained at $249.2 million for both years ending December 31, 2013 and December 31, 2012.

Interest income on loans decreased $0.7 million, or 5.0%, to $13.2 million for the year ended December 31, 2013 from $13.9 million for the year ended December 31, 2012, as the average yield on net loans decreased 28 basis points to 5.28% for the year ended December 31, 2013 from 5.56% for the year ended December 31, 2012 reflecting a low interest rate environment.

Interest income on investment securities, other interest-earning assets and FHLB of Indianapolis stock, decreased $41,000, or 14.0%, to $252,000 for the year ended December 31, 2013 from $293,000 for the year ended December 31, 2012. This includes interest income on interest-earning demand deposits, interest-earning time deposits and held-to-maturity securities. The decreased interest income is primarily due to the maturity of interest-earning time deposits during 2012.

Interest Expense. Interest expense decreased $0.5 million, or 14.7%, to $3.2 million for the year ended December 31, 2013 from $3.7 million for the year ended December 31, 2012, as the average rate we paid on these liabilities decreased 29 basis points to 1.42% from 1.71% primarily as a result of the low interest rate environment, partially offset by the average balance of interest-bearing liabilities increasing $6.5 million, or 3.0%, to $225.2 million for the year ended December 31, 2013 from $218.7 million for the year ended December 31, 2012. Certificate of deposits had the largest decrease in interest expense incurred of approximately $380,000 or 3.9%, to $587,000 for the year ended December 31, 2013 from $967,000 for the year ended December 31, 2012, as average balances increased by $15,000. The weighted average rate for certificate of deposits decreased 59 basis points to 0.91% for 2013 from 1.50% for 2012.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $6.7 million, or 7.3%, to $98.5 million for the year ended December 31, 2013 from $91.8 million for the year ended December 31, 2012 and the interest on core deposits decreased $19,000 to $244,000 for 2013 from $263,000 for 2012. The cost of these funds decreased 4 basis points to 0.25% for the year ended December 31, 2013, from 0.29% for the year ended December 31, 2012.

Net Interest Income. Net interest income decreased $0.2 million, or 1.9%, to $10.2 million for the year ended December 31, 2013 from $10.4 million for the year ended December 31, 2012, as our net interest earning assets decreased to $58.6 million from $59.9 million, our net interest rate spread decreased 6 basis points to 3.31% from 3.37% and our net interest margin increased 12 basis points to 3.51% from 3.63%. The decrease in our net interest rate spread and net interest margin is reflected in the historically low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $0.8 million for the year ended December 31, 2013 and a provision for loan losses of $2.2 million for the year ended December 31, 2012. The factors used to evaluate the adequacy of the allowance and provision for loan losses of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. At December 31, 2013, non-performing assets totaled $7.1 million, or 2.4% of total loans, as compared to $11.3 million, or 4.16% of total loans, at December 31, 2012. The decrease in non-performing assets was primarily due to a reduction in non-accrual commercial real estate loans and commercial real estate loans which were previously considered trouble-debt restructured loans for financial statement purposes. The allowance for loan losses to total loans receivable increased to 2.85% at December 31, 2013 from 2.56% at December 31, 2012 primarily due to net recoveries of previously charged-off loans, increases in our specific allocation on one relationship to cover probable deteriorating collateral values, and to cover estimated credit losses related to growth in commercial mortgage loans.

The allowance for loan losses as a percentage of non-performing loans increased to 122.4% at December 31, 2013 from 64.0% at December 31, 2012, while our non-performing loans decreased by $4.2 million from December 31, 2012 to December 31, 2013 primarily due to decreased nonaccrual loans. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2013 and 2012.

Noninterest Income. Noninterest income decreased $0.9 million, or 31.6%, to $2 million for the year ended December 31, 2013 from $2.9 million for the year ended December 31, 2012. The decrease was due primarily to a decrease of $1 million in gains on the sale of mortgage loans, which was the result of reduced loan volume attributable to decreased 1-4 family loan refinances. This was offset by a $0.1 million increase in net gains on sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $0.3, or 3.4%, to $9.0 million for the year ended December 31, 2013 from $8.7 million for the year ended December 31, 2012, primarily attributable to a $366,000 increase in salaries and employee benefits expense due to the full year impact of the equity incentive plan and increased staffing. This was partially offset by a decrease of $154,000 in other real estate owned expense, or 65.5%, to $81,000 for the year ended December 31, 2013 from $235,000 for the year end December 31, 2012 due to a decrease in the number of properties owned.

Income Tax Expense. We recorded an $804,000 income tax expense for the year ended December 31, 2013 compared to a $837,000 income tax expense for 2012, reflecting the income of $2.4 million before income tax expense during the year ended December 31, 2013 versus the income of $2.4 million before income tax expense during the year ended December 31, 2012. Our effective tax rate was 34.0% for the year ended December 31, 2013 compared to an effective tax rate of 35.0% for the year ended December 31, 2012.

Asset Quality

Other real estate owned totaled $872,000, or 0.3% of total assets, at December 31, 2013 as compared to $844,000, or 0.3% of total assets, at December 31, 2012. The largest relationship as of December 31, 2013 was $429,000 or 49.2% of other real estate owned, which consisted of land and commercial real estate.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $7.1 million, or 2.4% of total assets, at December 31, 2013 as compared to $11.3 million, or 4.0% of total assets, at December 31, 2012.

The largest substandard relationship as of December 31, 2013 had a total balance of $3.5 million. Of the $20.1 million loans rated substandard, approximately $14.4 million are performing.

At December 31, 2013, we had 4 loans, totaling $1.5 million, for which we had temporarily extended the maturities while working on the loan renewal process. Of these loans, 2 loans totaling $1.4 million were considered substandard and were 90+ days past the maturity date. During the renewal process, the borrowers continued repayment according to the original loan terms which are at market interest rates. Therefore, all of these loans were considered performing.

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

	For the Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Total loans	$249,229	$13,150	5.28%	$249,242	$13,862	5.56%	$241,115	14,047	5.83%
Securities and other:
U.S. Government and agency securities	211	6	2.77	261	10	3.74	320	13	4.06
FHLB Stock	4,123	141	3.41	4,391	148	3.38	4,482	113	2.52
Other	30,234	105	0.35	24,634	136	0.55	47,380	215	0.46

Total interest earning assets	283,797	13,402	4.72	278,528	14,156	5.08	293,297	14,388	4.91
Non-interest earning assets	6,726	—		8,152			10,212

Total assets	$290,523	$13,402		$286,680			$303,509

Interest-bearing liabilities:
Regular savings accounts	$10,959	9	0.08	$10,393	8	0.07	$9,859	7	0.07
Checking accounts	32,634	21	0.06	29,545	26	0.09	25,844	34	0.13
Money market accounts	54,954	215	0.39	51,849	229	0.44	53,472	301	0.56
Certificates of deposit	64,659	587	0.91	64,644	967	1.50	77,570	1,461	1.88

Total interest-bearing deposits	163,206	832		156,431	1,230		166,745	1,803
Federal Home Loan Bank advances	61,963	2,358	3.81	62,229	2,510	4.03	70,163	3,183	4.54

Total interest-bearing liabilities	225,169	3,190	1.42	218,660	3,740	1.71	236,908	4,986	2.10
Non-interest-bearing liabilities	2,608	—		2,884	—		2,335	—

Total liabilities	227,777	3,190		221,544	3,740		239,243	4.986
Equity	62,748	—		65,136	—		64,266	—

Total liabilities and equity	$290,525	$3,190		$286,680	$3,740		$303,509	$4,986

Net interest income		$10,212			$10,416			$9,402

Net interest rate spread (1)			3.30%			3.37%			2.80%
Net interest earning assets (2)		$58,629			$59,868			$56,389

Net interest margin (3)			3.60%			3.74%			3.21%
Average interest earning assets to interest-bearing liabilities			126.04%			127.38%			123.80%

(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest earning assets:
Loans	(1)	$(711)	$(712)	$464	$(648)	$(183)

Held to maturity securities	(2)	(2)	(4)	(2)	(1)	(3)
Other	46	(85)	(39)	(165)	59	(46)

Total interest earning assets	43	(798)	(755)	297	(590)	(232)

Interest bearing liabilities:
Regular savings accounts	—	1	1	—	1	1
Checking accounts	2	(8)	(5)	4	(12)	(8)
Money market accounts	13	(27)	(14)	(9)	(63)	(72)
Certificates of deposit	—	(380)	(380)	(221)	(274)	(494)

Total interest-bearing deposits	15	(414)	(398)	(226)	(348)	(573)
Federal Home Loan Bank advances	(11)	(141)	(152)	(340)	(333)	(673)

Total interest-bearing liabilities	4	(555)	(550)	(566)	(681)	(1,246)

Change in net interest income	$39	$(243)	$(205)	$863	$91	$1,014

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

Economic Value of Equity. Economic Value of Equity (EVE) report measures an institution’s interest rate risk by focusing on changes in its economic value of equity. EVE is an estimate of the economic net worth of an institution’s on- and off- balance sheet assets, and provides an indication of an institution’s ability to withstand loss. Unlike book capital, however, because EVE is a present value measure, changes in economic value caused by changes in interest rates are recognized immediately. The economic value is determined for the base case for a set of yield curve shock scenarios. These scenarios include rate shocks -100bpt to + 400bpt. The Banks’ model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column below.

The table below sets forth, as of December 31 2013, the calculation of the estimated changes in our economic value of equity that would result from the designated immediate changes in the yield curve.

At December 31, 2013
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)
+300	$63,146	$(3,325)	(5%)	21.89%	7
+200	64,166	(2,306)	(3%)	21.85%	2
+100	65,200	(1,271)	(2%)	21.80%	(-2)
0	66,471	—	—	21.83%	—
-100	66,634	163	(0%)	21.58%	(25)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 3% decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience less than 1% change in our net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, retail CDs and money markets with larger customers (i.e. municipalities, colleges and universities, nonprofits, medium businesses, etc.), and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2013, our liquidity ratio averaged 10.4% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $26.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2013, we had $8.4 million in loan commitments outstanding, including $5.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $62.0 million, or 35% of total deposits. Of this amount, approximately $10.1 million were paying above-market rates at a weighted average yield of 1.24%. These certificates were generally originated under our three-year guaranteed upward repricing certificate of deposit product, and the corresponding higher interest rates reflect the higher market interest rate environment at the time that these deposits were originated. It is not our intention to pay above-market rates to keep these deposits upon maturity, and we are uncertain as to what amount of these deposits we will be able to retain. If these deposits do not remain with us, we may be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014, although we would expect to pay lower rates on certificates which are maturing and which will either not renew or will renew at market rates. Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2013 and 2012, we originated $156.1 million and $252.7 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $14.4 million for the year ended December 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $62 million at December 31, 2013 and December 31, 2012. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2013, we had the ability to borrow up to an additional $0.1 million from the Federal Home Loan Bank of Indianapolis and had additional Fed Funds purchase limits of $10 million with three correspondent banks.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 9 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Bank’s consolidated financial statements.

The FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU did not have a significant effect on the Bank’s consolidated financial statements.

The FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Bank’s consolidated financial statements.

The FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Bank’s consolidated financial statements.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets—December 31, 2013 and 2012;

(C)	Consolidated Statements of Income for the years ended December 31, 2013 and 2012;

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and

(F)	Notes to Consolidated Financial Statements.

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

Wolverine Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wolverine Bancorp, Inc.

Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 31, 2014

Wolverine Bancorp, Inc.

December 31, 2013 and 2012

Wolverine Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in Thousands)

Assets

	2013	2012
Cash and due from banks	$791	$455
Interest-earning demand deposits	25,390	16,097

Cash and cash equivalents	26,181	16,552
Held to maturity securities	123	241
Loans held for sale	1,325	2,644
Loans, net of allowance for loan losses of $7,597 and $6,671	259,381	253,838
Premises and equipment, net	1,569	1,526
Federal Home Loan Bank stock	3,320	4,391
Other real estate owned	872	844
Accrued interest receivable	699	811
Other assets	4,291	4,434

Total assets	$297,761	$285,281

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$172,983	$158,564
Federal Home Loan Bank advances	61,994	61,926
Interest payable and other liabilities	2,459	2,344

Total liabilities	237,436	222,834

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,297,725 and 2,459,082 at December 31, 2013 and 2012	23	24
Additional paid-in capital	18,952	21,850
Unearned employee stock ownership plan (ESOP)	(1,666)	(1,767)
Retained earnings	43,016	42,340

Total stockholders’ equity	60,325	62,447

Total liabilities and stockholders’ equity	$297,761	$285,281

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Interest and Dividend Income
Loans	$13,150	$13,863
Investment securities and other	252	293

Total interest and dividend income	13,402	14,156

Interest Expense
Deposits	832	1,230
Borrowings	2,358	2,510

Total interest expense	3,190	3,740

Net Interest Income	10,212	10,416

Provision for Loan Losses	830	2,205

Net Interest Income After Provision for Loan Losses	9,382	8,211

Noninterest Income
Service charges and fees	228	232
Net gains on loan sales	1,525	2,573
Net gain (loss) of other real estate owned	3	(124)
Other	219	211

Total noninterest income	1,975	2,892

Noninterest Expense
Salaries and employee benefits	5,447	5,081
Net occupancy and equipment expense	876	795
Information technology expense	230	222
Federal deposit insurance corporation premiums	219	202
Professional and service fees	442	532
Other real estate owned expense	81	235
Loan legal expenses	140	200
Advertising expenses	268	241
Michigan business tax	186	165
Other	1,105	1,037

Total noninterest expense	8,994	8,710

Income Before Income Tax	2,363	2,393

Provision for Income Taxes	804	837

Net Income and Comprehensive Income	$1,559	$1,556

Earnings Per Share:
Basic	$0.69	$0.63

Diluted	$0.69	$0.63

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013 and 2012

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	$25	$23,806	$(1,906)	$43,052	$64,977

Net income	—	—	—	1,556	1,556

Purchase of 123,641 shares of treasury stock	(1)	(2,164)	—	—	(2,165)

Share based compensation	—	120	—	—	120

ESOP shares earned	—	88	139	—	227

Dividends ($1 per share)	—	—	—	(2,268)	(2,268)

Balances at December 31, 2012	24	21,850	(1,767)	42,340	62,447

Net income	—	—	—	1,559	1,559

Purchase of 160,500 shares of treasury stock	(1)	(3,344)	—	—	(3,345)

Share based compensation	—	333	—	—	333

ESOP shares earned	—	113	101	—	214

Dividends ($.40 per share)	—	—	—	(883)	(883)

Balances at December 31, 2013	$23	$18,952	$(1,666)	$43,016	$60,325

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Operating Activities
Net income	$1,559	$1,556
Items not requiring (providing) cash
Depreciation	221	220
Provision for loan losses	830	2,205
Amortization of Federal Home Loan Bank advances	68	67
Deferred income taxes	(294)	(436)
Earned ESOP shares	214	227
Loans originated for sale	(51,903)	(109,147)
Proceeds from loans sold	54,747	109,730
Gain on sale of loans	(1,525)	(2,573)
Share based compensation	333	120
Changes in
Interest receivable and other assets	546	2,056
Interest payable and other liabilities	115	685

Net cash provided by operating activities	4,911	4,710

Investing Activities
Net change in interest-earning time deposits	—	21,146
Proceeds from calls, maturities and pay-downs of held to maturity securities	118	74
Net change in loans	(7,112)	(13,003)
Proceeds from sale of premises and equipment	—	22
Proceeds from redemption of FHLB Stock	1,071	—
Proceeds from sale of real estate owned	714	1,045
Purchase of premises and equipment	(264)	(332)

Net cash provided by (used in) investing activities	(5,473)	8,952

Financing Activities
Net change in money market, checking and savings accounts	5,851	3,522
Net change in certificates of deposit	8,568	(6,322)
Proceeds from Federal Home Loan Bank advances	—	22,000
Repayment of Federal Home Loan Bank advances	—	(26,000)
Repurchase of common stock	(3,345)	(2,165)
Dividends paid	(883)	(2,268)

Net cash provided by (used in) financing activities	10,191	(11,233)

Increase in Cash and Cash Equivalents	9,629	2,429

Cash and Cash Equivalents, Beginning of Year	16,552	14,123

Cash and Cash Equivalents, End of Year	$26,181	$16,552

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,190	$3,828
Income tax paid (refunds)	1,270	(1,096)
Loans transferred to other real estate	739	623

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The Bank’s additional wholly owned subsidiary, Wolserv Corporation, is included in the consolidated financial statements.

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Bank’s consolidated financial statements.

Note 2: Restriction on Cash and Due From Banks

We are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013 was $61.

Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250 limit on FDIC insurance per covered institution. At December 31, 2013, our interest-bearing cash accounts exceeded federally insured limits by $2,036. Additionally, approximately $4,890 and $16,706 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, which is not federally insured.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2013
Municipals	$123	$—	$—	$123

December 31, 2012
Municipals	$241	$—	$—	$241

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$60	$60
One to five years	63	63
Five to ten years	—	—
After ten years	—	—

Totals	$123	$123

There were no sales of securities during 2013 or 2012.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2013	December 31, 2012
Real Estate
One-to four-family	$49,726	$58,158
Home equity	7,912	10,790
Commercial mortgage loans
Commercial real estate	126,154	108,087
Multifamily	62,790	60,755
Land	9,734	12,668
Construction	8,669	12,262
Commercial Non-mortgage	7,226	6,739
Consumer	1,167	1,297

Total loans	273,378	270,756
Less
Net deferred loan fees, premiums and discounts	467	585
Undisbursed portion of loans	5,933	9,662
Allowance for loan losses	7,597	6,671

Net loans	$259,381	$253,838

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

December 31, 2013 and 2012

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013 and 2012:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2013

Allowance for loan losses:

Balance, beginning of year	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671

Provision charged to expense	116	(16)	98	17	651	(17)	(14)	(5)	830

Losses charged off	(210)	—	—	—	—	—	—	(2)	(212)

Recoveries	15	1	100	—	182	—	5	5	308

Balance, end of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597

Ending Balance: individually evaluated for impairment	$—	$—	$345	$100	$850	$—	$—	$—	$1,295

Ending balance: collectively evaluated for impairment	$1,354	$251	$2,516	$1,414	$295	$285	$157	$30	$6,302

Loans:
Ending Balance	$49,726	$7,912	$126,154	$62,790	$9,734	$8,669	$7,226	$1,167	$273,378

Ending Balance: individually evaluated for impairment	$2,494	$—	$11,067	$8,462	$4,162	$—	$600	$—	$26, 785

Ending Balance: collectively evaluated for impairment	$47,232	$7,912	$115,087	$54,328	$5,572	$8,669	$6,626	$1,167	$246,593

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of December 31, 2013 and 2012:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
As of December 31	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$45,735	$52,857	$7,806	$10,719	$107,825	$84,434	$48,808	$45,160

Pass (Closely Monitored)	1,827	2,839	106	71	4,081	7,793	9,170	6,017

Special Mention	818	955	—	—	4,992	6,635	–	4,016

Substandard	1,346	1,507	—	—	9,256	9,225	4,812	5,562

Doubtful	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—

	$49,726	$58,158	$7,912	$10,790	$126,154	$108,087	$62,790	$60,755

	Land		Construction		Commercial Non- Mortgage		Consumer		Total
As of December 31	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$3,742	$6,088	$8,669	$11,936	$6,540	$6,304	$1,167	$1,276	$230,292	$218,773

Pass (Closely Monitored)	1,830	1,187	—	–	55	68	—	—	17,069	17,975

Special Mention	43	606	—	326	36	90	—	—	5,889	12,628

Substandard	4,119	4,787	—	—	595	277		21	20,128	21,380

Doubtful	—	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—	—

	$9,734	$12,668	$8,669	$12,262	$7,226	$6,739	$1,167	$1,297	$273,378	$270,756

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

The following table is a summary of our past due and non-accrual loans as of December 31, 2013 and 2012:

As of December 31, 2013:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$217	$—	$254	$471	$49,255	$49,726	$—	$254

Home Equity	—	—	—	—	7,912	7,912	—	—

Commercial Real Estate	716	667	49	1,432	124,722	126,154	—	779

Multifamily	—	—	1,363	1,363	61,427	62,790	1,363	—

Land	—	—	4,068	4,068	5,666	9,734	27	4,041

Construction	—	—	—	—	8,669	8,669	—	—

Commercial Non-Mortgage	—	—	36	36	7,190	7,226	—	157

Consumer	—	—	—	—	1,167	1,167	—	—

Total	$933	$667	$5,770	$7,370	$266,008	$273,378	$1,390	$5,231

As of December 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$166	$—	$344	$510	$57,648	$58,158	$—	$503

Home Equity	—	—	—	—	10,790	10,790	—	—

Commercial Real Estate	1,551	29	721	2,301	105,786	108,087	—	2,013

Multifamily	—	—	—	—	60,755	60,755	—	—

Land	—	—	4,667	4,667	8,001	12,668	—	4,720

Construction	—	—	—	—	12,262	12,262	—	—

Commercial Non-Mortgage	—	—	277	277	6,462	6,739	—	278

Consumer	—	—	—	—	1,297	1,297	—	—

Total	$1,717	$29	$6,009	$7,755	$263,001	$270,756	$—	$7,514

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

The following table present impaired loans for the year ended December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance

1-4 Family	$2,494	$2,712	$—	$2,668	$225

Home Equity	—	—	—	—	—

Commercial Real Estate	7,128	9,152	—	7,630	315

Multifamily	7,099	7,914	—	7,325	409

Land	742	1,672	—	913	48

Construction	—	—	—	—	—

Commercial Non-Mortgage	600	600	—	726	30

Consumer	—	—	—	4	—

Loans with a specific valuation allowance

1-4 Family	$—	$—	$—	$—	$—

Home Equity	—	—	—		—

Commercial Real Estate	3,939	3,939	345	2,843	218

Multifamily	1,363	1,363	100	1,100	33

Land	3,420	4,730	850	3,641	—

Construction	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—

Consumer	—	—	—	—	—

Totals

1-4 Family	$2,494	$2,712	$—	$2,668	$225

Home Equity	—	—	—	—	—

Commercial Real Estate	11,067	13,091	345	10,473	533

Multifamily	8,462	9,277	100	8,425	442

Land	4,162	6,402	850	4,554	48

Construction	—	—	—	—	—

Commercial Non-Mortgage	600	600	—	726	30

Consumer	—	—	—	4	—

Total	$26,785	$32,082	$1,295	$26,850	$1,278

The following table present impaired loans for the year ended December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance

1-4 Family	$2,583	$2,779	$—	$2,308	$146

Home Equity	—	—	—	128	—

Commercial Real Estate	7,645	9,626	—	8,730	449

Multifamily	7,324	8,333	—	9,064	474

Land	1,047	3,015	—	1,607	175

Construction	—	2	—	85	—

Commercial Non-Mortgage	277	372	—	376	13

Consumer	21	21	—	4	—

Loans with a specific valuation allowance

1-4 Family	$—	$—	$—	$279	$—

Home Equity	—	—	—	—	—

Commercial Real Estate	—	—	—	1,238	—

Multifamily	—	—	—	1,912	—

Land	3,947	5,219	100	7,153	210

Construction	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—

Consumer	—	—	—	—	—

1-4 Family	$2,583	$2,779	$—	$2,587	$146

Home Equity	—	—	—	128	—

Commercial Real Estate	7,645	9,626	—	9,968	449

Multifamily	7,324	8,333	—	10,976	474

Land	4,994	8,234	100	8,760	385

Construction	—	2	—	85	—

Commercial Non-Mortgage	277	372	—	376	13

Consumer	21	21	—	4	—

Total	$22,844	$29,367	$100	$32,884	$1,467

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Loans to related parties at December 31, 2013 totaled $5,230. The aggregate amount of loans, as defined, to such related parties at December 31, 2012 totaled $2,832 increased by $2,398 which resulted from new debt of $2,510 and a decrease due to $112 in payoffs and repayments.

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

December 31, 2013 and 2012

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

The following tables summarize the loans that have been restructured as TDRs during the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31, 2013
	Count	Balance prior to TDR	Balance afterTDR
	(Dollars in thousands)
Commercial real estate	1	$655	$655

	Twelve Months Ended December 31, 2012
	Count	Balance prior to TDR	Balance after TDR

	(Dollars in thousands)
One-to four-family	1	$67	$68
Commercial real estate	11	3,899	4,040

Total loans	12	$3,966	$4,108

The TDRs described above did not have a material impact on the allowance for loan losses or material charge-offs for the year ended December 31, 2013 and 2012.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

A default on a TDR occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned. The Bank did not have any TDR loans default during the past 12 months. The Bank had one commercial real estate TDR loan in the amount of $134 that defaulted in 2012.

The following tables summarize the loans that have been restructured as TDRs based on the type of modification or concession granted to the borrower during the twelve months ending December 31, 2013 and 2012:

As of December 31, 2013	Payment Extension		Rate Reduction		Combination		Totals

	Number	Amount	Number	Amount	Number	Amount

1-4 Family	—	$—	—	$—	—	$—	$—

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	—	—	1	655	—	—	—

Multifamily	—	—	—	—	—	—	—

Land	—	—	—	—	—	—	—

Construction	—	—	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—	—	—

Consumer	—	—	—	—	—	—	—

Total	—	$—	1	$655		$—	$—

As of December 31, 2012	Payment Extension		Rate Reduction		Combination		Totals

	Number	Amount	Number	Amount	Number	Amount

1-4 Family	1	$68	—	$—	—	$—	$68

Home Equity	—	—	—	—	—	—	—

Commercial Real Estate	7	1,455	3	1,945	1	640	4,040

Multifamily	—	—	—	—	—	—	—

Land	—	—	—	—	—	—	—

Construction	—	—	—	—	—	—	—

Commercial Non-Mortgage	—	—	—	—	—	—	—

Consumer	—	—	—	—	—	—	—

Total	8	$1,523	3	$1,945	1	$640	$4,108

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the year ended December 31, 2013, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2013	2012
Land	$514	$514
Buildings and improvements	3,146	3,146
Furniture, fixtures and equipment	3,104	2,841

	6,764	6,501
Less accumulated depreciation	(5,195)	(4,975)

Net premises and equipment	$1,569	$1,526

Note 6: Deposits

Deposits at year-end are summarized as follows:

	2013	2012
Savings accounts	$11,630	$10,385
Checking accounts	33,674	32,424
Money market accounts	53,817	50,461
Certificates of deposit	73,862	65,294

	$172,983	$158,564

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

At December 31, 2013, scheduled maturities of certificates of deposit are as follows:

2014	$62,031
2015	6,167
2016	2,235
2017	1,532
2018	916
Thereafter	981

$73,862

Time deposits of $100 or more were $48,076 and $36,221 at December 31, 2013 and 2012.

Note 7: Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $62,000 at December 31, 2013 and 2012. At December 31, 2013, the advances are at fixed rates and bear interest at rates ranging from 1.92% to 5.25% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $147,398. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of our Federal Home Loan Bank advances at December 31, 2013, are:

2014	12,000
2015	13,000
2016	—
2017	10,000
2018	5,000
Thereafter	22,000

Total borrowings	62,000
Remaining prepayment penalty	$(6)

Total	$61,994

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Note 8: Income Taxes

The provision for income taxes includes these components:

	2013	2012
Taxes currently payable	$1,098	$1,273
Deferred income taxes	(294)	(436)

Income tax expense	$804	$837

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2013	2012
Computed at the statutory rate (34%)	$803	$814
Increase (decrease) resulting from
Tax exempt interest	(45)	(3)
Other	46	26

Actual tax expense	$804	$837

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2013	2012
Deferred tax assets
Allowance for loan losses	$2,583	$2,268
Depreciation	110	127
Deferred loan fees	165	209
Deferred compensation	249	172
Real estate owned	8	123
Tax credits	43	—
Other	122	101

	3,280	3,000

Deferred tax liabilities
FHLB stock dividends	41	55

Net deferred tax asset	$3,239	$2,945

Retained earnings at December 31, 2013 include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2013.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements. The open tax years subject to examination by taxing authorities are the years subsequent to 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2013 and 2012, that we meet all capital adequacy requirements to which we are subject.

As of December 31, 2013, the most recent notification from the Office of Comptroller of the Currency categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed our category.

Our actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$60,935	25.9%	$18,827	8.0%	$23,533	10.0%
Tier I capital (to risk-weighted assets)	57,936	24.6	9,413	4.0	14,120	6.0
Tier I capital (to adjusted total assets)	57,936	19.6	11,827	4.0	14,784	5.0
As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$60,607	26.0%	$18,618	8.0%	$23,272	10.0%
Tier I capital (to risk-weighted assets)	57,642	24.8	9,309	4.0	13,903	6.0
Tier I capital (to adjusted total assets)	57,642	20.3	11,371	4.0	14,224	5.0

Dividend Restriction

The bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2013, approximately $5,247 of retained earnings were available for dividend declaration without prior regulatory approval.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Note 10: Employee Benefits

We have a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation with us matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%. Additionally, we can make discretionary contributions to our 401 (k) plan. Employer contributions charged to expense for the years ended 2013 and 2012 were $82 and $81 respectively.

Employee Stock Ownership Plan (ESOP)

As part of the conversion, we established an ESOP covering substantially all of our employees. The ESOP acquired 200,600 shares of WBKC common stock at $10.00 per share in the conversion with funds provided by a loan from the Company. Accordingly, $2,006 of common stock acquired by the ESOP reduced stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by our Board of Directors, are made to the ESOP.

ESOP expense for the years ended December 31, 2013 and 2012 was $214 and $227, respectively.

The ESOP shares as of December 31 were as follows:

	2013	2012
Allocated shares	33,583	23,907
Unearned shares	166,655	176,693

Total ESOP shares	200,238	200,600

Fair value of unearned shares at December 31	$3,550	$3,009

We are obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2013 and 2012, the fair value of the 33,583 and 23,907 allocated shares held by the ESOP was $715 and $407.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral-dependent Impaired loans	$7,681	$—	$		$7,681
December 31, 2012
Collateral-dependent Impaired loans	$15,562	$—		$—	$15,562

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
December 31, 2013 Collateral-dependent impaired loans	$7,681	Market comparable properties	Marketability discount	9%-46%(34%)

December 31, 2012 Collateral-dependent impaired loans	$15,562	Market comparable properties	Marketability discount	0%-32%(11%)

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013

Financial assets
Cash and cash equivalents	$26,181	$26,181	$—	$—
Held to maturity securities	123	—	123	—
Loans held for sale	1,325	—	1,330	—
Loans, net of allowance for loan losses	259,381	—	—	264,357
Federal Home Loan Bank stock	3,320	—	3,320	—
Interest receivable	699	—	699	—

Financial liabilities

Deposits	$172,983	$99,121	$—	$74,339
Federal Home Loan Bank advances	61,994	—	60,653	—
Interest payable	138	—	138	—

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Interest Receivable, and Interest Payable

The carrying amount approximates fair value.

Held to Maturity Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans and Loans held for sale

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

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

At year-end, these financial instruments are summarized as follows:

	2013	2012
Commitments to extend credit	$8,432	$11,742
Unused portions of lines of credit	2,683	2,210
Standby letters of credit	275	896

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Note 13: Earnings Per Share (In thousands except per share amounts)

Years ended December 31	2013	2012
Net income	$1,559	$1,556
Dividends and undistributed earnings allocated to participating securities	(42)	(122)
Income attributable to common shareholders	$1,517	$1,434

Weighted average shares outstanding	2,427	2,504
Less: average unearned ESOP and unvested restricted stock	(237)	(213)

Average shares	2,190	2,291
Effect of diluted based awards	2	—

Average common and common-equivalent shares for diluted EPS	2,192	2,291

Basic EPS	$0.69	$0.63

Diluted EPS	$0.69	$0.63

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the years ended December 31, 2013 and 2012 was $333 and $120, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	141,617	$17.30	10	$0
Granted	—	—
Exercised	—	—
Forfeited	(12,537)	17.30
Expired	—	—

Options outstanding at December 31, 2013	129,080	$17.30	9	$516

Exercisable at December 31, 2013	27,822	$17.30	9	$111

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

As of December 31, 2013, the Bank had $237 of unrecognized compensation expense related to stock options. The cost is expected to be recognized over a weighted-average period of 3.64 years. The total fair value of shares vested in the year ended December 31, 2013 was $593. Stock option expense for the year ended December 31, 2013 was $65.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	75,223	$17.30
Granted	2,179	18.82
Vested	(14,643)	17.30
Forfeited	(3,036)	17.82

Non-vested at December 31, 2013	59,723	$17.33

As of December 31, 2013, the Company had $947 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the year ended December 31, 2013 was $268.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Note 15: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$370	$4,649
Investment in subsidiary	60,045	57,642
Other assets	7	197

Total assets	$60,422	$62,488

Liabilities—Other	$97	$41

Stockholders’ Equity	60,325	62,447

Total liabilities and stockholders’ equity	$60,422	$62,488

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Condensed Statements of Income and Comprehensive Income

	December 31,	December 31,
	2013	2012
Income	$—	$—

Expenses	297	408

Loss Before Income Tax and Equity in Undistributed Net Loss	(297)	(408)

Income Tax Expense	—	—

Loss Before Equity in Undistributed Net Income Loss of Subsidiaries	(297)	(408)

Equity in Undistributed Net Income of Subsidiary	1,856	1,964

Net Income and Comprehensive Income	$1,559	$1,556

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Dollars in Thousands)

Condensed Statements of Cash Flows

	December 31,	December 31,
	2013	2012
Operating Activities
Net income	$1,559	$1,556
Items not requiring (providing) cash:
Undistributed net income of subsidiary	(1,856)	(1,964)
Change in other assets	190	(54)
Change in other liabilities	56	(139)

Net cash used in operating activities	(51)	(601)

Financing Activities
Purchase of treasury stock	(3,345)	(2,165)
Change in other liabilities	(883)	(2,268)

Net cash used in financing activities	(4,228)	(4,433)

Net Change in Cash and Cash Equivalents	(4,279)	(5,034)

Cash and Cash Equivalents at Beginning of Year	4,649	9,683

Cash and Cash Equivalents at End of Year	$370	$4,649

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: March 31, 2014	By:	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David H. Dunn David H. Dunn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ Rick A. Rosinski Rick A. Rosinski	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ Richard M. Reynolds Richard M. Reynolds	Chairman of the Board	March 31, 2014

/s/ Roberta N. Arnold Roberta N. Arnold	Director	March 31, 2014

/s/ Eric P. Blackhurst Eric P. Blackhurst	Director	March 31, 2014

/s/ J.W. Fisher J.W. Fisher	Director	March 31, 2014

/s/ J. Donald Sheets J. Donald Sheets	Director	March 31, 2014

/s/ Howard I. Ungerleider Howard I. Ungerleider	Director	March 31, 2014

/s/ Joseph M. VanderKelen Joseph M. VanderKelen	Director	March 31, 2014

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement of David H. Dunn**

10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**

10.3	2002 Long Term Incentive Plan, as amended*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

23	Consent of Independent Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.