Form 10-Q
period 2014-03-31
Wolverine Bancorp, Inc.
filed 2014-05-15
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of April 30, 2014, was 2,293,725

Wolverine Bancorp, Inc.

Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$473	$791
Interest-earning demand deposits	24,605	25,390

Cash and cash equivalents	25,078	26,181
Held to maturity securities	57	123
Loans held for sale	719	1,325
Loans, net of allowance for loan losses of $7,919 and $7,597	276,965	259,381
Premises and equipment, net	1,508	1,569
Federal Home Loan Bank stock	3,320	3,320
Other real estate owned	913	872
Accrued interest receivable	710	699
Other assets	4,421	4,291

Total assets	$313,691	$297,761

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$198,594	$172,983
Federal Home Loan Bank advances	52,000	61,994
Interest payable and other liabilities	2,470	2,459

Total liabilities	253,064	237,436

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,293,725 and 2,297,725 at March 31, 2014 and December 31,2013	23	23
Additional paid-in capital	18,950	18,952
Unearned employee stock ownership plan (ESOP)	(1,666)	(1,666)
Retained earnings	43,320	43,016

Total stockholders’ equity	60,627	60,325

Total liabilities and stockholders’ equity	$313,691	$297,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Interest and Dividend Income
Loans	$3,360	$3,310
Investment securities and other	49	44

Total interest and dividend income	3,409	3,354

Interest Expense
Deposits	190	224
Borrowings	531	582

Total interest expense	721	806

Net Interest Income	2,688	2,548
Provision for Loan Losses	300	325

Net Interest Income After Provision for Loan Losses	2,388	2,223

Noninterest Income
Service charges and fees	51	54
Net gain on loan sales	120	536
Net gain (loss) on sale of real estate owned	(21)	94
Other	39	51

Total noninterest income	189	735

Noninterest Expense
Salaries and employee benefits	1,231	1,292
Net occupancy and equipment expense	230	178
Information technology expense	60	57
Federal deposit insurance corporation premiums	53	58
Professional and services fees	151	129
Other real estate owned expense	19	18
Loan legal expense	12	47
Advertising expense	40	65
Michigan business tax	51	47
Other	266	268

Total noninterest expense	2,113	2,159

Income Before Income Tax	464	799
Provision for Income Taxes	160	274

Net Income and Comprehensive Income	$304	$525

Earnings Per Share:
Basic	$0.14	$0.23

Diluted	$0.14	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Operating Activities
Net income	$304	$525
Items not requiring (providing) cash
Depreciation	65	51
Provision for loan losses	300	325
Amortization of Federal Home Loan Bank advance prepayment penalty	6	17
(Gain) loss on other real estate owned	21	(94)
Loans originated for sale	(3,234)	(17,174)
Proceeds from loans sold	3,960	18,009
Gain on sale of loans	(120)	(536)
Share based compensation	84	82
Changes in
Interest receivable and other assets	(141)	277
Interest payable and other liabilities	11	339

Net cash provided by operating activities	1,256	1,821

Investing Activities
Proceeds from calls, maturities and pay-downs of held to maturity securities	66	69
Net change in loans	(18,139)	2,592
Proceeds from sale of real estate owned	193	469
Purchase of premises and equipment	(4)	(31)

Net cash used (provided) by investing activities	(17,884)	3,099

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	10,553	771
Net change in certificates of deposit	15,058	3,381
Repayment of Federal Home Loan Bank advances	(10,000)	—
Purchase of common stock	(86)	(100)

Net cash provided by financing activities	15,525	4,052

Decrease (Increase) in Cash and Cash Equivalents	(1,103)	8,972
Cash and Cash Equivalents, Beginning of Period	26,181	16,552

Cash and Cash Equivalents, End of Period	$25,078	$25,524

Supplemental Disclosures of Cash Flows Information
Interest paid	$711	$2,972
Income taxes paid	200	—
Loans transferred to real estate owned	255	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2014	$23	$18,952	$(1,666)	$43,016	$60,325
Net income	—	—	—	304	304
Purchase of 4,000 shares of common stock	—	(86)	—	—	(86)
Share based compensation expense	—	84	—	—	84

Balances at March 31, 2014	$23	$18,950	$(1,666)	$43,320	$60,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.

Note 2: Accounting Developments

Financial Accounting Standards Board (“FASB”)

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
March 31, 2014
Municipal	$57	$—	$—	$57

December 31, 2013
Municipal	$123	$—	$—	$123

The amortized cost and fair value of securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized Cost	Fair Value
Within one year	$57	$57
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

Totals	$57	$57

There were no sales of securities during the three months ended March 31, 2014 and 2013.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2014	2013
Real Estate
One-to four-family	$51,159	$49,726
Home equity	6,997	7,912
Commercial mortgage loans
Commercial real estate	145,645	126,154
Multifamily	60,129	62,790
Land	10,227	9,734
Construction	22,737	8,669
Commercial Non-mortgage	6,656	7,226
Consumer	1,076	1,167

Total loans	304,626	273,378
Less
Net deferred loan fees, premiums and discounts	554	467
Undisbursed portion of loans	19,188	5,933
Allowance for loan losses	7,919	7,597

Net loans	$276,965	$259,381

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014, December 31, 2013 and March 31, 2013:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of March 31, 2014
Allowance for loan losses:
Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597
Provision charged to expense	(358)	(103)	611	(176)	270	105	(31)	(18)	300
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	10	—	3	—	7	—	—	2	22

Balance, end of period	$1,006	$148	$3,475	$1,338	$1,422	$390	$126	$14	$7,919

Ending Balance: individually evaluated for impairment	$—	$—	$345	$100	$850	$—	$—	$—	$1,295

Ending balance: collectively evaluated for impairment	$1,006	$148	$3,130	$1,238	$572	$390	$126	$14	$6,624

Loans:
Ending Balance	$51,159	$6,997	$145,645	$60,129	$10,227	$22,737	$6,656	$1,076	$304,626

Ending Balance: individually evaluated for impairment	$1,695	$64	$10,161	$8,384	$4,094	$—	$612	$—	$25,010

Ending Balance: collectively evaluated for impairment	$49,464	$6,933	$135,484	$51,745	$6,133	$22,737	$6,044	$1,076	$279,616

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671
Provision charged to expense	116	(16)	98	17	651	(17)	(14)	(5)	830
Losses charged off	(210)	—	—	—	—	—	—	(2)	(212)
Recoveries	15	1	100	—	182	—	5	5	308

Balance, end of year	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597

Ending Balance: individually evaluated for impairment	$—	$—	$345	$100	$850	$—	$—	$—	$1,295

Ending balance: collectively evaluated for impairment	$1,354	$251	$2,516	$1,414	$295	$285	$157	$30	$6,302

Loans:
Ending Balance	$49,726	$7,912	$126,154	$62,790	$9,734	$8,669	$7,226	$1,167	$273,378

Ending Balance: individually evaluated for impairment	$2,494	$—	$11,067	$8,462	$4,162	—	$600	$—	$26,785

Ending Balance: collectively evaluated for impairment	$47,232	$7,912	$115,087	$54,328	$5,572	$8,669	$6,626	$1,167	$246,593

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of March 31, 2013
Allowance for loan losses:
Balance, beginning of year	$1,433	$266	$2,663	$1,497	$312	$302	$166	$32	$6,671
Provision charged to expense	21	26	193	158	(47)	49	(73)	(2)	325
Losses charged off	(12)	—	—	—	—	—	—	—	(12)
Recoveries	3	—	—	—	—	—	—	2	5

Balance, end of year	$1,445	$292	$2,856	$1,655	$265	$351	$93	$32	$6,989

Ending Balance: individually evaluated for impairment	$9	$—	$228	$48	$100	$—	$15	$—	$400

Ending balance: collectively evaluated for impairment	$1,436	$292	$2,628	$1,607	$165	$351	$78	$32	$6,589

Loans:
Ending Balance	$54,953	$11,129	$108,649	$62,945	$10,065	$13,369	$3,541	$1,195	$265,846

Ending Balance: individually evaluated for impairment	$2,809	$—	$10,955	$9,449	$4,693	$80	$837	$—	$28,823

Ending Balance: collectively evaluated for impairment	$52,144	$11,129	$97,694	$54,296	$5,372	$13,289	$2,704	$1,195	$237,823

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$47,690	$45,735	$6,997	$7,806	$127,673	$107,825	$46,419	$48,808
Pass (Closely Monitored)	1,706	1,827	—	106	4,203	4,081	8,947	9,170
Special Mention	721	818	—	—	4,677	4,992	—	—
Substandard	1,042	1,346	—	—	9,092	9,256	4,763	4,812
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$51,159	$49,726	$6,997	$7,912	$145,645	$126,154	$60,129	$62,790

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$4,501	$3,742	$22,737	$8,669	$5,903	$6,540	$1,076	$1,167	$262,996	$230,292
Pass (Closely Monitored)	1,675	1,830	—	—	141	55	—	—	16,672	17,069
Special Mention	—	43	—	—	32	36	—	—	5,430	5,889
Substandard	4,051	4,119	—	—	580	595	—	—	19,528	20,128
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$10,227	$9,734	$22,737	$8,669	$6,656	$7,226	$1,076	$1,167	$304,626	$273,378

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$242	$—	$—	$242	$50,917	$51,159	$—	$—
Home Equity	—	—	—	—	6,997	6,997	—	—
Commercial Real Estate	—	—	—	—	145,645	145,645	—	713
Multifamily	—	—	—	—	60,129	60,129	—	—
Land	50	—	4,023	4,073	6,154	10,227	—	4,017
Construction	—	—	—	—	22,737	22,737	—	—
Commercial Non-Mortgage	—	—	32	32	6,624	6,656	—	143
Consumer	—	—	—	—	1,076	1,076	—	—

Total	$292	$—	$4,055	$4,347	$300,279	$304,626	$—	$4,873

As of December 31, 2013:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$217	$—	$254	$471	$49,255	$49,726	$—	$254
Home Equity	—	—	—	—	7,912	7,912	—	—
Commercial Real Estate	716	667	49	1,432	124,722	126,154	—	779
Multifamily	—	—	1,363	1,363	61,427	62,790	1,363	—
Land	—	—	4,068	4,068	5,666	9,734	27	4,041
Construction	—	—	—	—	8,669	8,669	—	—
Commercial Non-Mortgage	—	—	36	36	7,190	7,226	—	157
Consumer	—	—	—	—	1,167	1,167	—	—

Total	$933	$667	$5,770	$7,370	$266,008	$273,378	$1,390	$5,231

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at March 31, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	QTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,514	$1,651	$—	$1,733	$22
Home Equity	64	64	—	64	1
Commercial Real Estate	6,226	8,255	—	6,652	65
Multifamily	7,033	7,847	—	7,066	81
Land	707	1,645	—	711	1
Construction	—	2	—	—	—
Commercial Non-Mortgage	257	257	—	242	3
Consumer	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	181	181	—	181	3
Home Equity	—	—	—	—	—
Commercial Real Estate	3,935	3,946	345	3,962	63
Multifamily	1,351	1,351	100	1,357	20
Land	3,387	4,704	850	3,417	—
Construction	—	—	—	—	—
Commercial Non-Mortgage	355	355	—	365	4
Consumer	—	—	—	—	—
Total
1-4 Family	$1,695	$1,832	$—	$1,914	$25
Home Equity	64	64	—	64	1
Commercial Real Estate	10,161	12,201	345	10,614	128
Multifamily	8,384	9,198	100	8,423	101
Land	4,094	6,349	850	4,128	1
Construction	—	2	—	—	—
Commercial Non-Mortgage	612	612	—	607	7
Consumer	—	—	—	—	—

Total	$25,010	$30,258	$1,295	$25,750	$263

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$2,494	$2,712	$—	$2,668	$225
Home Equity	—	—	—	—	—
Commercial Real Estate	7,128	9,152	—	7,630	315
Multifamily	7,099	7,914	—	7,325	409
Land	742	1,672	—	913	48
Construction	—	—	—	—	—
Commercial Non-Mortgage	600	600	—	726	30
Consumer	—	—	—	4	—
Loans with a specific valuation allowance
1-4 Family	—	—	—	—	—
Home Equity	—	—	—		—
Commercial Real Estate	3,939	3,939	345	2,843	218
Multifamily	1,363	1,363	100	1,100	33
Land	3,420	4,730	850	3,641	—
Construction	—	—	—	—	—
Commercial Non-Mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Totals
1-4 Family	$2,494	$2,712	$—	$2,668	$225
Home Equity	—	—	—	—	—
Commercial Real Estate	11,067	13,091	345	10,473	533
Multifamily	8,462	9,277	100	8,425	442
Land	4,162	6,402	850	4,554	48
Construction	—	—	—	—	—
Commercial Non-Mortgage	600	600	—	726	30
Consumer	—	—	—	4	—

Total	$26,785	$32,082	$1,295	$26,850	$1,278

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at March 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	QTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$2,629	$2,838	$—	$2,823	$130
Home Equity	—	—	—	—	—
Commercial Real Estate	6,822	9,065	—	6,912	65
Multifamily	8,609	9,423	—	9,615	88
Land	1,866	3,156	—	5,873	83
Construction	80	82	—	28	—
Commercial Non-Mortgage	277	372	—	277	3
Consumer	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	180	181	9	182	—
Home Equity	—	—	—	—	—
Commercial Real Estate	4,133	4,133	228	3,766	20
Multifamily	840	840	48	843	—
Land	2,827	4,724	100	1,947	50
Construction	—	—	—	—	—
Commercial Non-Mortgage	560	559	15	560	6
Consumer	—	—	—	—	—
Total
1-4 Family	$2,809	$3,019	$9	$3,005	$130
Home Equity	—	—	—	—	—
Commercial Real Estate	10,955	13,198	228	10,678	85
Multifamily	9,449	10,263	48	10,458	88
Land	4,693	7,880	100	7,820	133
Construction	80	82	—	28	—
Commercial Non-Mortgage	837	931	15	837	9
Consumer	—	—	—	—	—

Total	$28,823	$35,373	$400	$32,826	$445

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

There were no loans that were restructured as TDRs during the three months ended March 31, 2014.

The following table summarizes the loans that were restructured as TDRs during the three months ended March 31, 2013:

	Three months ended
	March 31, 2013
		Balance	Balance
		prior to	after
	Count	TDR	TDR
	(Dollars in thousands)
Commercial real estate	2	139	145

Total loans	2	$139	$145

We had no TDRs that had payment defaults during the three months ended March 2014 and 2013. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Collateral-dependent Impaired loans	$—	$—	$—	$—
December 31, 2013
Collateral-dependent Impaired loans	$7,681	$—	$—	$7,681

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at March 31, 2014 and December 31, 2013.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of March 31, 2014 Collateral-dependent impaired loans	$—	Market comparable properties	Marketability discount	—
December 31, 2013 Collateral-dependent impaired loans	$7,681	Market comparable properties	Marketability discount	9%-46% (34%)

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of our financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value at the individual dates. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, we do not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014
Financial assets
Cash and cash equivalents	$25,078	$25,078	$—	$—
Held to maturity securities	57	—	57	—
Loans held for sale	719	—	722	—
Loans, net of allowance for loan losses	285,219	—	—	288,660
Federal Home Loan Bank stock	3,320	—	3,320	—
Interest receivable	710	—	710	—
Financial liabilities
Deposits	198,594	109,674	—	89,643
Federal Home Loan Bank advances	52,000	—	52,553	—
Interest payable	148	—	148	—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013
Financial assets
Cash and cash equivalents	$26,181	$26,181	$—	$—
Held to maturity securities	123	—	123	—
Loans held for sale	1,325	—	1,330	—
Loans, net of allowance for loan losses	276,965	—	—	280,407
Federal Home Loan Bank stock	3,320	—	3,320	—
Interest receivable	699	—	699	—
Financial liabilities
Deposits	$172,983	$99,121	$—	$74,339
Federal Home Loan Bank advances	61,994	—	60,653	—
Interest payable	138	—	138	—

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended March 31, 2014 and 2013 is as follows (dollars in thousands, except per share data):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net income	$304	$525
Income allocated to participating securities	(9)	(17)

Income attributable to common shareholders	295	508

Weighted average shares outstanding (in thousands)	2,295	2,455
Less: average unearned ESOP and unvested restricted stock	(226)	(254)

Average Shares	2,069	2,201
Effect of diluted based awards	14	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,083	2,201

Basic EPS	$.14	$.23
Diluted EPS	$.14	$.23

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 7: Share-Based Compensation

In May 2013, the Company’s stockholders approved the Wolverine Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to key officers and outside directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the three months ended March 31, 2014 and 2013 was $84 and $82 respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	129,080	$17.30	9	$516
Granted	—	—	—	—
Exercised	(2,507)	17.30	—	—
Forfeited	(1,968)	17.50	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2014	124,605	$17.30	9	$536

Exercisable at March 31, 2014	25,315	$17.30	9	$109

As of March 31, 2014, the Company had $220,000 of unrecognized compensation expense related to stock options. Stock option expense for the three months ended March 31, 2014 and 2013 was $20 and $19 respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	59,723	$17.33
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2014	59,723	$17.33

As of March 31, 2014, the Company had $872 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three months ended March 31, 2014 and 2013 was $64 and $63 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at March 31, 2014 and December 31, 2013 and no valuation allowance was necessary.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $16.0 million, or 5.3%, to $313.7 million at March 31, 2014 from $297.7 million at December 31, 2013. The increase was primarily a result of a $17.6 million increase in net loans.

Loans held for sale decreased $606,000, or 45.7%, to $719,000 at March 31, 2014 from $1.3 million at December 31, 2013.

Net loans increased $17.6 million, or 6.8%, to $277.0 million at March 31, 2014 from $259.4 million at December 31, 2013. Commercial real estate loans increased $19.5 million, or 15.5%, and construction loans increased $14.1 million, or 162.3%, partially offset by a decrease of $2.7 million, or 4.2%, in multifamily loans.

The undisbursed portion of loans increased $13.3 million to $19.2 million at March 31, 2014 from $5.9 million at December 31, 2013 due primarily to a net increase in undisbursed construction loans of $11.4 million.

Securities held to maturity, consisting of one municipal security at March 31, 2014, decreased $66,000, or 53.7%, to $57,000 from $123,000 at December 31, 2013 due to a principal paydown.

Other real estate owned increased $41,000, or 4.7%, to $913,000 at March 31, 2014, from $872,000 at December 31, 2013 resulting from one loan transferred to REO totaling $255,000 and four sales totaling $193,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, increased $130,000, or 3.0%, to $4.4 million at March 31, 2014, from $4.3 million at December 31, 2013 primarily due to a $46,000 increase in prepaid service maintenance contracts and a $62,000 increase in prepaid bond and insurance premiums.

Deposits increased $25.6 million to $198.6 million at March 31, 2014 from $173.0 million at December 31, 2013 primarily to fund new loan growth. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $10.6 million. Certificates of deposit increased $15.0 million, or 20.4%, to $88.9 million at March 31, 2014 from $73.9 million at December 31, 2013.

Federal Home Loan Bank advances decreased $10.0 million from $62.0 million at December 31, 2013 to $52.0 million at March 31, 2014 due to the payoff of a $10.0 million advance at maturity.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses remained constant at $2.5 million from December 31, 2013 to March 31, 2014.

Total stockholders’ equity increased $302,000, or 0.5%, to $60.6 million at March 31, 2014 from $60.3 million at December 31, 2013 primarily due to net income of $304,000.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. We recorded net income of $304,000 for the three months ended March 31, 2014 compared to net income of $525,000 for the three months ended March 31, 2013 primarily due to decreases in net gains on loan sales and other real estate owned. Gain on loan sales decreased $416,000 to $120,000 for the three months ended March 31, 2014 from $536,000 for the three months ended March 31, 2013. Net gains on the sale of other real estate owned decreased $115,000 from a gain of $94,000 for the three months ended March 31, 2013 to a loss of $21,000 for the three months ended March 31, 2014. This was partially offset by an increase of $165,000 in net interest income after provision and a decrease of $56,000 in non-interest expense.

We have experienced significant declines in residential mortgage originations primarily due to decreased refinance activity, a slow residential real estate market purchase, and higher interest rates as compared to 2012 and early 2013. To offset the decline in mortgage activity, management embarked on several cost savings measures in late 2013 and the beginning of the first quarter. This included a reorganization of bank personnel and a redesign of operational processes aimed at reallocating resources to areas of need and creating efficiencies that will not only reduce operational costs, but also reduce loan processing time. Although the full impact of these measures has not been realized in the first quarter, management estimates annualized savings of approximately $745,000 of salaries and benefits.

Interest and Dividend Income. Interest and dividend income increased $55,000, or 1.6%, to $3.4 million for the three months ended March 31, 2014. Average balances increased $16.0 million in interest-earning assets to $294.5 million for the three months ended March 31, 2014 from $278.5 million for the three months ended March 31, 2013. This was partially offset by a decrease of 19 basis points in the average yield on earning assets to 4.63% during the 2014 period from 4.82% during the 2013 period as a result of a low-interest rate environment.

Average net loans increased $17.9 million, or 7.1%, to $269.9 million for the three months ended March 31, 2014 from $252.0 million for the three months ended March 31, 2013. As a result, interest income on loans increased $50,000, or 1.5%, to $3.4 million for the three months ended March 31, 2014. This was partially offset by the average yield on loans decreasing 27 basis points to 4.98% for the three months ended March 31, 2014 from 5.25% for the three months ended March 31, 2013. The decrease in average yield on loans was attributable to a continuing low interest rate environment.

Income from dividends and municipal bonds increased $5,000 to $49,000 for the period ended March 31, 2014 from $44,000 for the three months ended March 31, 2013 due primarily to an increase in dividends received from the Federal Home Loan Bank of Indianapolis.

Interest Expense. Interest expense decreased $85,000, or 10.5%, to $721,000 for the three months ended March 31, 2014 from $806,000 for the three months ended March 31, 2013. The decrease in interest expense was primarily due to borrowed funds, which decreased $51,000 to $531,000 for the three months ended March 31, 2014 from $582,000 for the three months ended March 31, 2013, due to the payoff of a $10.0 million maturing advance.

Average interest-bearing liabilities increased $18.2 million, or 8.2%, to $239.4 million for the three months ended March 31, 2014 from $221.2 million for the three months ended March 31, 2013. The average rate paid on these liabilities decreased 26 basis points to 1.20% from 1.46%. Interest expense on certificates of deposit decreased $33,000, or 20.0%, to $133,000 for the three months ended March 31, 2014 from $166,000 for the three months ended March 31, 2013. The average balance of certificates of deposits increased to $81.5 million for the three months ended March 31, 2014, from $64.0 million for the three months ended March 31, 2013. Additionally, the rate on certificates of deposit decreased 39 basis points to 0.65% for the three months ended March 31, 2014 from 1.04% for the three months ended March 31, 2013 reflecting the continuing low interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $10.7 million, or 11.2%, to $105.9 million for the three months ended March 31, 2014 from $95.2 million for the three months ended March 31, 2013. The interest on core deposits remained constant at $58,000 for the three months ended March 31, 2014 and three months ended March 31, 2013. The rate on core deposits for the three months ended March 31, 2014 decreased two basis points to 0.22% from 0.24% for the three months ended March 31, 2013.

Net Interest Income. Net interest income increased $140,000, or 5.5%, to $2.7 million for the three months ended March 31, 2014 from $2.5 million for the three months ended March 31, 2013, as our average net interest-earning assets increased to $55.1 million from $57.4 million, and net interest rate spread increased two basis points to 3.43% from 3.36%. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2013, we recorded a provision for loan losses of $300,000 for the three months ended March 31, 2014 and a provision for loan losses of $325,000 for the three months ended March 31, 2013. We have continued with additional provisions in 2014 primarily due to additional growth in loans. However, management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values. At March 31, 2014, non-performing loans totaled $5.8 million, or 2.2% of total loans, as compared to $10.3 million, or 4.1% of total loans, at March 31, 2013. The allowance for loan losses to total loans receivable remained constant at 2.6% for the periods ended March 31, 2014 and 2013.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $546,000, or 74.3%, to $189,000 for the three months ended March 31, 2014 from $735,000 for the three months ended March 31, 2013. The decrease was primarily due to net gains on loan sales, which decrease $416,000 due to a decline in mortgage activity.

Noninterest Expense. Noninterest expense decreased $56,000, or 2.1% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This was due to a decrease of $61,000 in salaries and employee benefits and a $35,000 decrease in loan legal expense. This was offset by an increase in net occupancy and equipment expense of $52,000, or 29.0%, to $230,000 for the three months ended March 31, 2014 from $178,000 for the three months ended March 31, 2013.

Income Tax Expense. We recorded $160,000 of income tax expense for the three months ended March 31, 2014 compared to $274,000 of income tax expense for the three months ended March 31, 2013. Our effective tax rate was 34.5% for the three months ended March 31, 2014 and 34.3% for the three months ended March 31, 2013.

Asset Quality

Other real estate owned totaled $913,000, or 0.3% of total assets, at March 31, 2014 compared to $872,000, or 0.3% of total assets at December 31, 2013. The largest relationship as of March 31, 2014 was $429,000, or 47.0% of other real estate owned, which consisted of an office building and vacant lots.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $6.7 million, or 2.1% of total assets, at March 31, 2014 compared to $7.1 million, or 2.4% of total assets, at December 31, 2013. We believe that the decreases in nonperforming assets are a sign of improvement in the credit quality of our loan portfolio. However, our level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan.

Our largest substandard relationship as of March 31, 2014 has a total balance of $3.4 million. Of the $19.5 million loans rated substandard, approximately $14.8 million are performing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2014 through January 31, 2014	3,500	$21.50	3,500	79,855
February 1, 2014 through February 28, 2014	500	$21.50	500	79,355
March 1, 2014 through March 31, 2014	—	$—	—	79,355

	4,000		4,000

(1)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: May 14, 2014	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 14, 2014	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer