Form 10-Q
period 2014-06-30
Wolverine Bancorp, Inc.
filed 2014-08-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of August 12, 2014, was 2,280,844.

Wolverine Bancorp, Inc.

Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

Assets

	June 30, 2014	December 31, 2013
	(Unaudited)

Cash and due from banks	$502	$791
Interest-earning demand deposits	37,664	25,390

Cash and cash equivalents	38,166	26,181
Held to maturity securities	57	123
Loans held for sale	1,883	1,325
Loans, net of allowance for loan losses of $8,108 and $7,597	286,927	259,381
Premises and equipment, net	1,452	1,569
Federal Home Loan Bank stock	3,320	3,320
Other real estate owned	604	872
Accrued interest receivable	817	699
Other assets	4,535	4,291

Total assets	$337,761	$297,761

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$221,235	$172,983
Federal Home Loan Bank advances	52,000	61,994
Interest payable and other liabilities	3,670	2,459

Total liabilities	276,905	237,436

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,280,844 and 2,297,725 at June 30, 2014 and December 31,2013	23	23
Additional paid-in capital	18,698	18,952
Unearned employee stock ownership plan (ESOP)	(1,666)	(1,666)
Retained earnings	43,801	43,016

Total stockholders’ equity	60,856	60,325

Total liabilities and stockholders’ equity	$337,761	$297,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans	$3,605	$3,321	$6,965	$6,631
Investment securities and other	66	84	116	128

Total interest and dividend income	3,671	3,405	7,081	6,759

Interest Expense
Deposits	294	209	485	433
Borrowings	507	587	1,037	1,169

Total interest expense	801	796	1,522	1,602

Net Interest Income	2,870	2,609	5,559	5,157

Provision for Loan Losses	195	350	495	675

Net Interest Income After Provision for Loan Losses	2,675	2,259	5,064	4,482

Noninterest Income
Service charges and fees	54	56	105	110
Net gain on loan sales	171	434	291	970
Net gain (loss) on sale of real estate owned	23	6	3	100
Other	47	74	77	125

Total noninterest income	295	570	476	1,305

Noninterest Expense
Salaries and employee benefits	1,298	1,348	2,529	2,640
Net occupancy and equipment expense	227	231	448	409
Information technology expense	62	57	122	114
Federal deposit insurance corporation premiums	61	51	114	109
Professional and services fees	102	55	252	184
Other real estate owned expense	39	11	58	29
Loan legal expense	34	52	47	99
Advertising expense	52	69	92	134
Michigan business tax	45	46	97	93
Other	286	271	552	539

Total noninterest expense	2,206	2,191	4,311	4,350

Income Before Income Tax	764	638	1,229	1,437

Provision for Income Taxes	284	202	444	476

Net Income and Comprehensive Income	$480	$436	$785	$961

Earnings Per Share:

Basic	$0.23	$0.19	$0.37	$0.42

Diluted	$0.23	$0.19	$0.37	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Six months ended June 30,
	2014	2013
	(Unaudited)

Operating Activities
Net income	$785	$961
Items not requiring (providing) cash
Depreciation	127	103

Provision for loan losses	495	675
Amortization of Federal Home Loan Bank advance prepayment penalty	6	34
Gain on other real estate owned	(3)	(100)
Loans originated for sale	(9,515)	(37,362)
Proceeds from loans sold	9,248	39,052
Net gain on sale of loans	(291)	(970)
Share based compensation	160	165
Changes in
Interest receivable and other assets	(345)	312
Interest payable and other liabilities	1,211	1,420

Net cash provided by operating activities	1,878	4,290

Investing Activities
Proceeds from calls, maturities and pay-downs of held to maturity securities	66	69
Net change in loans	(28,312)	8,884
Proceeds from sale of real estate owned	525	636

Purchase of premises and equipment	(10)	(63)

Net cash provided (used) by investing activities	(27,731)	9,526

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	12,818	(3,374)
Net change in certificates of deposit	35,434	3,319
Repayment of Federal Home Loan Bank advances	(10,000)	—
Proceeds from stock options exercised	28	—
Purchase of common stock	(442)	(661)

Net cash provided (used) by financing activities	37,838	(716)

Change in Cash and Cash Equivalents	11,985	13,100

Cash and Cash Equivalents, Beginning of Period	26,181	16,552

Cash and Cash Equivalents, End of Period	$38,166	$29,652

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,521	$1,606
Income taxes paid	600	860
Loans transferred to real estate owned	255	81

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity

Balances at January 1, 2014	$23	$18,952	$(1,666)	$43,016	$60,325

Net income	—	—	—	785	785
Purchase of 16,000 shares of common stock	—	(442)	—	—	(442)

Share based compensation expense	—	160	—	—	160

Exercised options	—	28	—	—	28

Balances at June 30, 2014	$23	$18,698	$(1,666)	$43,801	$60,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the six month period ended June 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.

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

Accounting Standards Update No. 2014-08- Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity – In April 2014, FASB issued ASU 2014-08. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.”

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Accounting Standards Update No. 2014-09- Revenue from Contracts with Customers – In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-11- Transfers and Servicing – In June 2014, FASB, issued ASU 2014-11. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-12- Compensation – Stock Compensation – In June 2014, FASB, issued ASU 2014-12. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
June 30, 2014
Municipal	$57	$—	$—	$57

December 31, 2013
Municipal	$123	$—	$—	$123

The amortized cost and fair value of securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized Cost	Fair Value

Within one year	$57	$57

Totals	$57	$57

There were no sales of securities during the three or six months ended June 30, 2014 and 2013.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30, 2014	December 31, 2013

Real Estate
One-to four-family	$50,397	$49,726
Home equity	7,219	7,912
Commercial mortgage loans
Commercial real estate	147,191	126,154
Multifamily	60,248	62,790
Land	9,568	9,734
Construction	23,609	8,669
Commercial Non-mortgage	12,801	7,226
Consumer	1,144	1,167

Total loans	312,177	273,378

Less

Net deferred loan fees, premiums and discounts	633	467
Undisbursed portion of loans	16,509	5,933
Allowance for loan losses	8,108	7,597

Net loans	$286,927	$259,381

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014, December 31, 2013 and June 30, 2013:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597
Provision charged to expense	(363)	(97)	311	(181)	221	523	96	(15)	495
Losses charged off	(30)	—	—	—	—	—	—	(1)	(31)
Recoveries	26	—	7	—	11	—	—	3	47

Balance, end of period	$987	$154	$3,179	$1,333	$1,377	$808	$253	$17	$8,108

Ending Balance: individually evaluated for impairment	$—	$—	$200	$100	$850	$500	$—	$—	$1,650

Ending balance: collectively evaluated for impairment	$987	$154	$2,979	$1,233	$527	$308	$253	$17	$6,458

Loans:
Ending Balance	$50,397	$7,219	$147,191	$60,248	$9,568	$23,609	$12,801	$1,144	$312,177

Ending Balance: individually evaluated for impairment	$1,449	$63	$9,779	$8,316	$3,888	$5,349	$595	$—	$29,439

Ending Balance: collectively evaluated for impairment	$48,948	$7,156	$137,412	$51,932	$5,680	$18,260	$12,206	$1,144	$282,738

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$1,006	$148	$3,475	$1,338	$1,422	$390	$126	$14	$7,919
Provision charged to expense	(5)	6	(300)	(5)	(49)	419	126	3	195
Losses charged off	(30)	—	—	—	—	—	—	(1)	(31)
Recoveries	16	—	4	—	4	—	—	1	25

Balance, end of period	$987	$154	$3,179	$1,333	$1,377	$808	$253	$17	$8,108

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$47,216	$45,735	$7,219	$7,806	$130,383	$107,825	$46,678	$48,808
Pass (Closely Monitored)	1,709	1,827	—	106	3,762	4,081	8,850	9,170
Special Mention	419	818	—	—	4,211	4,992	—	—
Substandard	1,053	1,346	—	—	8,835	9,256	4,720	4,812
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$50,397	$49,726	$7,219	$7,912	$147,191	$126,154	$60,248	$62,790

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$4,162	$3,742	$18,260	$8,669	$12,073	$6,540	$1,144	$1,167	$267,135	$230,292
Pass (Closely Monitored)	2,165	1,830	—	—	133	55	—	—	16,619	17,069
Special Mention	—	43	—	—	27	36	—	—	4,657	5,889
Substandard	3,241	4,119	5,349	—	568	595	—	—	23,766	20,128
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$9,568	$9,734	$23,609	$8,669	$12,801	$7,226	$1,144	$1,167	$312,177	$273,378

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

The following table is a summary of our past due and non-accrual loans as of June 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$86	$—	$138	$224	$50,173	$50,397	$—	$138
Home Equity	—	—	—	—	7,219	7,219	—	—
Commercial Real Estate	181	504	44	729	146,462	147,191	—	713
Multifamily	—	—	—	—	60,248	60,248	—	—
Land	49	—	3,165	3,214	6,354	9,568	—	4,007
Construction	—	—	—	—	23,609	23,609	—	—
Commercial Non-Mortgage	—	—	27	27	12,774	12,801	—	143
Consumer	—	—	—	—	1,144	1,144	—	—

Total	$316	$504	$3,374	$4,194	$307,983	$312,177	$—	$5,001

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
As of December 31, 2013:
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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at June 30, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,269	$1,579	$—	$1,472	$1,780	$16	$37
Home Equity	63	63	—	64	65	1	1
Commercial Real Estate	6,741	9,180	—	7,036	7,607	110	175
Multifamily	6,971	7,786	—	7,002	7,034	123	205
Land	696	1,070	—	701	912	—	1
Construction	—	1	—	—	—	—	—
Commercial Non-Mortgage	251	251	—	254	244	2	5
Consumer	—	—	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	180	180	—	180	181	3	5
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	3,038	3,054	200	3,058	3,085	38	101
Multifamily	1,345	1,345	100	1,348	1,353	20	41
Land	3,192	4,531	850	3,290	3,342	1	1
Construction	5,349	5,349	500	2,674	1,783	64	64
Commercial Non-Mortgage	344	344	—	350	358	4	9
Consumer	—	—	—	—	—	—	—
Total
1-4 Family	$1,449	$1,759	$—	$1,652	$1,961	$19	$42
Home Equity	63	63	—	64	65	1	1
Commercial Real Estate	9,779	12,234	200	10,094	10,692	148	276
Multifamily	8,316	9,131	100	8,350	8,387	143	246
Land	3,888	5,601	850	3,991	4,254	1	2
Construction	5,349	5,350	500	2,674	1,783	64	64
Commercial Non-Mortgage	595	595	—	604	602	6	14
Consumer	—	—	—	—	—	—	—

Total	$29,439	$34,734	$1,650	$27,429	$27,744	$382	$645

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

There were no loans that were restructured as TDRs during the three months ended June 30, 2014.

The following table summarizes the loans that were restructured as TDRs during the three and six months ended June 30, 2014:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
(Dollars in thousands)

Commercial real estate	1	900	900	1	900	900

Total loans	1	$900	$900	1	$900	$900

We had no TDRs that had payment defaults during the three months ended June 2014 and 2013. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014
Collateral-dependent Impaired loans	$43	$—	$—	$43

December 31, 2013
Collateral-dependent Impaired loans	$7,681	$—	$—	$7,681

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at June 30, 2014 and December 31, 2013.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of June 30, 2014 Collateral-dependent impaired loans	$43	Market comparable properties	Marketability discount	10%(10%)
December 31, 2013 Collateral-dependent impaired loans	$7,681	Market comparable properties	Marketability discount	9%-46% (34%)

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014

Financial assets
Cash and cash equivalents	$38,166	$38,166	$—	$—
Held to maturity securities	57	—	57	—
Loans held for sale	1,883	—	1,883	—
Loans, net of allowance for loan losses	286,927	—	—	289,814
Federal Home Loan Bank stock	3,320	—	3,320	—
Interest receivable	817	817	—	—

Financial liabilities
Deposits	221,235	89,643	—	110,296
Federal Home Loan Bank advances	52,000	—	52,555	—
Interest payable	139	139	—	—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of December 31, 2013

Financial assets
Cash and cash equivalents	$26,181	$26,181	$—	$—
Held to maturity securities	123	—	123	—
Loans held for sale	1,325	—	1,330	—
Loans, net of allowance for loan losses	276,965	—	—	280,407
Federal Home Loan Bank stock	3,320	—	3,320	—
Interest receivable	699	699	—	—

Financial liabilities
Deposits	$172,983	$99,121	$—	$74,339
Federal Home Loan Bank advances	61,994	—	60,653	—
Interest payable	138	138	—	—

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended June 30, 2014 and 2013 is as follows (dollars in thousands, except per share data):

	Three months ended June 30, 2014	Three months ended June 30, 2013
Net income	$480	$436
Income allocated to participating securities	(14)	(15)

Income attributable to common shareholders	466	421

Weighted average shares outstanding (in thousands)	2,288	2,439
Less: average unearned ESOP and unvested restricted stock	(226)	(177)

Average Shares	2,062	2,262
Effect of diluted based awards	12	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,074	2,262

Basic EPS	$.23	$.19
Diluted EPS	$.23	$.19

Six Months Ended June 30, 2014 and 2013 is as follows (dollars in thousands, except per share data):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income	$785	$961
Income allocated to participating securities	(22)	(32)

Income attributable to common shareholders	763	929

Weighted average shares outstanding (in thousands)	2,292	2,447
Less: average unearned ESOP and unvested restricted stock	(226)	(177)

Average Shares	2,066	2,270
Effect of diluted based awards	12	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,078	2,270

Basic EPS	$.37	$.42
Diluted EPS	$.37	$.42

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the six months ended June 30, 2014 and 2013 was $160 and $165 respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	129,080	$17.30	9	$516
Granted	2,350	22.01	—	—
Exercised	(4,001)	17.32	—	—
Forfeited	(1,968)	17.50	—	—
Expired	—	—	—	—

Options outstanding at June 30, 2014	125,461	$17.38	9	$667

Exercisable at June 30, 2014	23,820	$17.30	8.14	$129

As of June 30, 2014, the Company had $201 of unrecognized compensation expense related to stock options. The total fair value of shares vested for the six months ended June 30, 2014 was $541. Stock option expense for the three and six months ended June 30, 2014 was $16 and $31 respectively. Stock option expense for the three and six months ended June 30, 2013 was $17 and $36.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The fair value of the Company’s stock options granted on May 30, 2014 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	18.02%
Risk-free interest rate	2.14%
Expected dividend yield	1.90%
Expected life (in years)	7.50
Exercise price for the stock options	$22.01

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	59,723	$17.33
Granted	1,175	22.01
Vested	(229)	18.82
Forfeited	—	—

Non-vested at June 30, 2014	60,669	$17.41

As of June 30, 2014, the Company had $838 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three months and six months ended June 30, 2014 was $63 and $129 respectively. Restricted stock expense for the three and six months ended June 30, 2013 was $66 and $129.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2014 and December 31, 2013 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $40.0 million, or 13.4%, to $337.8 million at June 30, 2014 from $297.7 million at December 31, 2013. The increase was primarily a result of a $27.5 million increase in net loans.

Loans held for sale increased $558,000, or 42.1%, to $1.9 million at June 30, 2014 from $1.3 million at December 31, 2013.

Net loans increased $27.5 million, or 10.6%, to $286.9 million at June 30, 2014 from $259.4 million at December 31, 2013. Commercial real estate loans increased $21.0 million, or 16.7%, and construction loans increased $14.9 million, or 172.3%, partially offset by a decrease of $2.5 million, or 4.0%, in multifamily loans.

The undisbursed portion of loans increased $10.6 million to $16.5 million at June 30, 2014 from $5.9 million at December 31, 2013 due primarily to a net increase in undisbursed construction loans of $8.1 million.

Securities held to maturity, consisting of one municipal security at June 30, 2014, decreased $66,000, or 53.7%, to $57,000 from $123,000 at December 31, 2013 due to a principal paydown.

Other real estate owned decreased $268,000, or 30.7%, to $604,000 at June 30, 2014, from $872,000 at December 31, 2013 resulting from one loan transferred to REO totaling $255,000 and eight sales totaling $374,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, increased $244,000, or 5.7%, to $4.5 million at June 30, 2014, from $4.3 million at December 31, 2013 primarily due to a $89,000 increase in accrued federal income taxes, a $43,000 increase in prepaid service maintenance contracts, and a $32,000 increase in prepaid bond and insurance premiums.

Deposits increased $48.2 million to $221.2 million at June 30, 2014 from $173.0 million at December 31, 2013 primarily to fund new loan growth. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $15.5 million.

Certificates of deposit increased $35.4 million, or 48.0%, to $109.3 million at June 30, 2014 from $73.9 million at December 31, 2013 to fund new loan growth. Certificate deposit of growth in 2014 consists of both in-market and out-of-market deposits. Out-of-market deposits were primarily issued through two vehicles, a deposit listing service and brokered deposits. Deposit listing services are used by financial institutions to both issue and purchase certificate of deposits directly from other companies, primarily financial institutions. Financial institutions can also use brokers as a mechanism to raise funds. The total amount of deposits issued through a deposit listing service was $18.7 million with a weighted average rate of 1.22%. The total amount of brokered deposits issued in 2014 was $11.4 million with a weighted average rate of 1.42%. The average original maturity of these deposits is approximately three years.

Federal Home Loan Bank advances decreased $10.0 million from $62.0 million at December 31, 2013 to $52.0 million at June 30, 2014 due to the payoff of a $10.0 million advance at maturity.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses increased $1.2 million, or 49.2%, to $3.7 million at June 30, 2014 from $2.5 million primarily due to a $1.4 million increase in prepaid taxes and insurances, partially offset by a decrease of $442,000 in liability for checks and money orders.

Total stockholders’ equity increased $531,000, or 0.9%, to $60.9 million at June 30, 2014 from $60.3 million at December 31, 2013 primarily due to net income of $785,000.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. We recorded net income of $480,000 for the three months ended June 30, 2014 compared to net income of $436,000 for the three months ended June 30, 2013 primarily due to a decrease in net gains on loan sales. Gain on loan sales decreased $263,000 to $171,000 for the three months ended June 30, 2014 from $434,000 for the three months ended June 30, 2013. This was partially offset by an increase of $261,000 in net interest income from loans from $2.6 million to $2.9 million.

We have experienced significant declines in residential mortgage originations primarily due to decreased refinance activity, a slow real estate purchase market, and higher interest rates as compared to 2012 and early 2013. To offset the decline in mortgage activity, management embarked on several cost savings measures in late 2013 and the beginning of the first quarter of 2014. This included a reorganization of bank personnel and a redesign of operational processes aimed at reallocating resources to areas of need and creating efficiencies that will not only reduce operational costs, but also reduce loan processing time. The full impact of these measures should be realized in the second half of 2014, management estimates annualized savings of approximately $745,000 of salaries and benefits expenses.

Interest and Dividend Income. Interest and dividend income increased $266,000, or 7.8%, to $3.7 million for the three months ended June 30, 2014. Average balances increased $48.7 million in interest-earning assets to $329.7 million for the three months ended June 30, 2014 from $279.4 million for the three months ended June 30, 2013. This was partially offset by a decrease of 35 basis points in the average yield on earning assets to 4.45% during the 2014 period from 4.83% during the 2013 period as a result of a low-interest rate environment.

Average net loans increased $35.1 million, or 14.2%, to $282.9 million for the three months ended June 30, 2014 from $246.0 million for the three months ended June 30, 2013. As a result, interest income on loans increased $284,000, or 8.6%, to $3.6 million for the three months ended June 30, 2014. This was partially offset by the average yield on loans decreasing 26 basis points to 5.10% for the three months ended June 30, 2014 from 5.40% for the three months ended June 30, 2013. The decrease in average yield on loans was attributable to a continuing low interest rate environment.

Income from dividends and municipal bonds decreased $18,000 to $66,000 for the period ended June 30, 2014 from $84,000 for the three months ended June 30, 2013 due primarily to a decrease in dividends received from service corp.

Interest Expense. Interest expense increased $5,000, or 0.6%, to $801,000 for the three months ended June 30, 2014 from $796,000 for the three months ended June 30, 2013. Interest expense on deposits increased $85,000 to $294,000 for the three months ended June 30, 2014 from $209,000 for the three months ended June 30, 2013. This was offset by a decrease in interest expense on borrowed funds of $80,000 to $507,000 for the three months ended June 30, 2014 from $587,000 for the three months ended June 30, 2013, due to the payoff of a $10.0 million maturing advance.

Average interest-bearing liabilities increased $52.2 million, or 23.5%, to $273.9 million for the three months ended June 30, 2014 from $221.7 million for the three months ended June 30, 2013. The average rate paid on these liabilities decreased 27 basis points to 1.17% from 1.44%. Interest expense on certificates of deposit increased $83,000, or 56.1%, to $229,000 for the three months ended June 30, 2014 from $146,000 for the three months ended June 30, 2013. The average balance of certificates of deposits increased to $110.8 million for the three months ended June 30, 2014, from $61.0 million for the three months ended June 30, 2013. Additionally, the rate on certificates of deposit decreased 13 basis points to 0.83% for the three months ended June 30, 2014 from 0.96% for the three months ended June 30, 2013 reflecting the continuing low interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $12.2 million, or 12.4%, to $111.0 million for the three months ended June 30, 2014 from $98.8 million for the three months ended June 30, 2013. The interest on core deposits increased $4,000 to $66,000 for the three months ended June 30, 2014 from $62,000 for three months ended June 30, 2013. The rate on core deposits for the three months ended June 30, 2014 decreased one basis points to 0.24% from 0.25% for the three months ended June 30, 2013.

Net Interest Income. Net interest income increased $261,000, or 10.0%, to $2.9 million for the three months ended June 30, 2014 from $2.6 million for the three months ended June 30, 2013, as our average net loans increased to $282.9 million from $247.8 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2013, we recorded a provision for loan losses of $195,000 for the three months ended June 30, 2014 and a provision for loan losses of $350,000 for the three months ended June 30, 2013. We have continued with additional provisions in 2014 primarily due to additional growth in loans. However, management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values. At June 30, 2014, non-performing loans totaled $5.6 million, or 2.0% of total loans, as compared to $7.2 million, or 2.8% of total loans, at June 30, 2013. The allowance for loan losses to total loans receivable decreased to 2.75% at June 30, 2014 from 2.9% for the period ended June 30,2013.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $275,000, or 48.3%, to $295,000 for the three months ended June 30, 2014 from $570,000 for the three months ended June 30, 2013. The decrease was primarily due to net gains on loan sales, which decrease $263,000 due to a decline in mortgage activity.

Noninterest Expense. Noninterest expense increased $15,000, or 0.7% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This was due to an increase of $47,000 in professional and service fees and a $28,000 increase in other real estate owned expense. This was offset by a decrease in salaries and employee benefits expense of $50,000, or 3.7%.

Income Tax Expense. We recorded $284,000 of income tax expense for the three months ended June 30, 2014 compared to $202,000 of income tax expense for the three months ended June 30, 2013. Our effective tax rate was 37.1% for the three months ended June 30, 2014 and 31.6% for the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2014

General. We recorded net income of $785,000 for the six months ended June 30, 2014 compared to net income of $961,000 for the six months ended June 30, 2013. Net interest income increased $402,000 to $5.6 million for the six months ended June 30, 2014 from $5.2 million for the six months ended June 30, 2013, and other noninterest income decreased $829,000 to $476,000 for the six months ended June 30, 2014 from $1.3 million for the year earlier period.

Interest and Dividend Income. Interest and dividend income increased $322,000, or 4.8%, to $7.1 million for the six months ended June 30, 2014 from $6.8 million for the six months ended June 30, 2013, as the average balance of interest-earning assets increased $32.2 million to $312.1 million for the six months ended June 30, 2014 from $279.0 million for the six months ended June 30, 2013, and the average yield on interest-earning assets decreased 30 basis points to 4.54% during the 2014 period from 4.84% during the 2013 period. The decrease in our average yield on interest-earning assets was due primarily to the decrease in yield on net loans.

Interest income on loans increased $334,000, or 5.0%, to $7.0 million for the six months ended June 30, 2014 from $6.6 million for the six months ended June 30, 2013, as the average yield on loans decreased 29 basis points to 5.04% for the six months ended June 30, 2014 from 5.33% for the six months ended June 30, 2013 reflecting the lower market interest rate environment.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $12,000, or 9.4%, to $116,000 for the six months ended June 30, 2014 from $128,000 for the six months ended June 30, 2013. This decrease was primarily attributable to a decrease in dividends received from service corporation.

Interest Expense. Interest expense decreased $80,000, or 5.0%, to $1.5 million for the six months ended June 30, 2014 from $1.6 million for the six months ended June 30, 2013, as the average rate paid on these liabilities decreased 26 basis points to 1.19% from 1.45%, partially offset by an increase in interest-bearing liabilities of $35.2 million, or 15.9%, to $256.6 million for the six months ended June 30, 2014 from $221.4 million for the six months ended June 30, 2013.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $11.5 million, or 11.9%, to $108.5 million for the six months ended June 30, 2014 from $97.0 million for the six months ended June 30, 2013. Also, the interest on core deposits increased $3,000 to $123,000 for the 2014 period from $120,000 for the 2013 period.

Interest expense on certificates of deposits increased $48,000 or 15.3% to $361,000 for the six months ended June 30, 2014 from $313,000 for the six months ended June 30, 2013. This was primarily due to an increase in the average balance of certificates of deposits of $33.7 million to $96.2 million for the 2014 period, from $62.5 million for the 2013 period. Also the yield on certificates of deposit decreased 25 basis points to 0.75% for the 2014 period from 1.00% for the 2013 period.

Net Interest Income. Net interest income increased $402,000, or 7.8%, to $5.6 million for the six months ended June 30, 2014 from $5.2 million for the six months ended June 30, 2013, as our average net loans increased $26.3 million from $250.1 million to $276.4 million, our net interest rate spread decreased 5 basis points to 3.35% from 3.40% and our net interest margin decreased 11 basis points to 3.47% from 3.56%. The increase in net interest income reflected the increase in net loans, historical restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit; managing the inflow, interest rates, and term structure of new deposits; offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2013 Annual Report on Form 10-K, we recorded a provision for loan losses of $495,000 for the six months ended June 30, 2014 and a provision for loan losses of $675,000 for the six months ended June 30, 2013. We have continued with additional provisions in 2014 because of loan growth, elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans increased to 145.9% at June 30, 2014 from 79.3% at June 30, 2013. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.

Noninterest Income. Noninterest income decreased $829,000, or 63.5%, to $476,000 for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013. The decrease was primarily attributable to a decrease of $679,000 in gain on sale of mortgage loans, and a decrease of $97,000 in net gain on the sale of other real estate owned.

Noninterest Expense. Noninterest expense remained constant at $4.3 million for the six months ended June 30, 2013 to the six months ended June 30, 2014.

Income Tax Expense. We recorded a $444,000 income tax expense for the six months ended June 30, 2014 compared to a $476,000 income tax expense for the 2013 period, reflecting the income of $1.2 million before income tax expense during the six months ended June 30, 2014 versus income before income tax of $1.4 million for the six months ended June 30, 2013. Our effective tax expense rate was 36.1% for the six months ended June 30, 2014 compared to an effective tax expense rate of 33.1% for the six months ended June 30, 2013.

Asset Quality

Other real estate owned totaled $604,000, or 0.2% of total assets, at June 30, 2014 compared to $872,000, or 0.3% of total assets at December 31, 2013. The largest relationship as of June 30, 2014 was $426,900, or 71.0% of other real estate owned, which consisted of an office building and vacant lots.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $6.3 million, or 1.9% of total assets, at June 30, 2014 compared to $7.1 million, or 2.4% of total assets, at December 31, 2013. We believe that the decreases in nonperforming assets are a sign of improvement in the credit quality of our loan portfolio. However, our level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan.

Our largest substandard relationship as of June 30, 2014 has a total balance of $5.3 million or $4.1 million net of funds held in escrow and on deposit, and this loan was downgraded to substandard during the second quarter of 2014. The loan is current with payments and property taxes. The borrower has the capacity and global cash flow and so far as demonstrated the willingness to keep payments current. If this situation deteriorates further, and thus jeopardize the full collection of principal and interest, it would mean changing the loan to non-accrual. Of the $23.9 million loans rated substandard, approximately $19.3 million are performing.

At June 30, 2014, we had three loans, totaling $215,000, for which we had temporarily extended the maturities while working on the loan renewal process. During the renewal process, the borrowers continue repayment according to the original loan terms which are at market interest rates. At June 30, 2014, none of these loans was considered substandard or a troubled debt restructuring, and all of these loans were considered performing at June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1, 2014 through April 30, 2014	—	$—	—	79,355
May 1, 2014 through May 31, 2014	16,000	$22.17	16,000	63,355
June 1, 2014 through June 30, 2014	—	$—	—	63,355

	16,000		16,000

(1)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: August 14, 2014	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 14, 2014	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer