Form 10-Q
period 2014-09-30
Wolverine Bancorp, Inc.
filed 2014-11-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of October 30, 2014, was 2,268,306.

Wolverine Bancorp, Inc.

Form 10-Q

Index

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
	Signature Page	42

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$518	$791
Interest-earning demand deposits	32,403	25,390

Cash and cash equivalents	32,921	26,181
Held to maturity securities	—	123
Loans held for sale	852	1,325
Loans, net of allowance for loan losses of $8,492 and $7,597	294,607	259,381
Premises and equipment, net	1,442	1,569
Federal Home Loan Bank stock	3,320	3,320
Other real estate owned	473	872
Accrued interest receivable	844	699
Other assets	4,212	4,291

Total assets	$338,671	$297,761

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$220,510	$172,983
Federal Home Loan Bank advances	50,000	61,994
Fed funds purchased	3,000	—
Interest payable and other liabilities	3,700	2,459

Total liabilities	277,210	237,436

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,272,306 and 2,297,725 at September 30, 2014 and December 31, 2013	23	23
Additional paid-in capital	18,554	18,952
Unearned employee stock ownership plan (ESOP)	(1,666)	(1,666)
Retained earnings	44,550	43,016

Total stockholders’ equity	61,461	60,325

Total liabilities and stockholders’ equity	$338,671	$297,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$3,754	$3,208	$10,719	$9,839
Investment securities and other	44	73	160	201

Total interest and dividend income	3,798	3,281	10,879	10,040

Interest Expense
Deposits	305	204	790	637
Borrowings	512	595	1,549	1,764

Total interest expense	817	799	2,339	2,401

Net Interest Income	2,981	2,482	8,540	7,639
Provision for Loan Losses	300	115	795	790

Net Interest Income After Provision for Loan Losses	2,681	2,367	7,745	6,849

Noninterest Income
Service charges and fees	68	60	173	170
Net gain on loan sales	181	347	472	1,326
Net (loss) gain on sale of real estate owned	(40)	(2)	(37)	106
Other	49	49	126	157

Total noninterest income	258	454	734	1,759

Noninterest Expense
Salaries and employee benefits	1,035	1,399	3,564	4,039
Net occupancy and equipment expense	227	227	675	636
Information technology expense	59	58	181	172
Federal deposit insurance corporation premiums	49	56	163	165
Professional and services fees	93	68	345	252
Other real estate owned expense	7	21	65	50
Loan legal expense	(20)	24	27	123
Advertising expense	38	65	130	199
Michigan business tax	43	47	140	140
Other	244	248	796	787

Total noninterest expense	1,775	2,213	6,086	6,563

Income Before Income Tax	1,164	608	2,393	2,045
Provision for Income Taxes	415	214	859	690

Net Income and Comprehensive Income	$749	$394	$1,534	$1,355

Earnings Per Share:
Basic	$0.36	$0.18	$0.73	$0.60

Diluted	$0.35	$0.18	$0.72	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Nine months ended September 30,
	2014	2013
	(Unaudited)
Operating Activities
Net income	$1,534	$1,355
Items not requiring (providing) cash
Depreciation	191	159
Provision for loan losses	795	790
Amortization of Federal Home Loan Bank advance prepayment penalty	6	51
Loss (gain) on other real estate owned	37	(91)
Loans originated for sale	(14,421)	(43,923)
Proceeds from loans sold	15,269	47,380
Net gain on sale of loans	(472)	(1,315)
Share based compensation	235	249
Changes in
Interest receivable and other assets	99	(400)
Interest payable and other liabilities	1,239	(55)

Net cash provided by operating activities	4,512	4,200

Investing Activities
Proceeds from calls, maturities and pay-downs of held to maturity securities	123	118
Net change in loans	(36,275)	14,643
Proceeds from sale of real estate owned	551	657
Purchase of premises and equipment	(63)	(158)

Net cash provided (used) by investing activities	(35,664)	15,260

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	14,009	(1,606)
Net change in certificates of deposit	33,517	7,109
Net change in Fed funds purchased	3,000	—
Repayment of Federal Home Loan Bank advances	(12,000)	—
Proceeds from stock options exercised	28	—
Purchase of common stock	(662)	(958)

Net cash provided (used) by financing activities	37,892	4,545

Change in Cash and Cash Equivalents	6,740	24,005
Cash and Cash Equivalents, Beginning of Period	26,181	16,552

Cash and Cash Equivalents, End of Period	$32,921	$40,557

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,335	$2,405
Income taxes paid	910	710
Loans transferred to real estate owned	255	523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2014	$23	$18,952	$(1,666)	$43,016	$60,325
Net income	—	—	—	1,534	1,534
Purchase of 29,541 shares of common stock	—	(662)	—	—	(662)
Share based compensation expense	—	235	—	—	235
Exercised options	—	29	—	—	29

Balances at September 30, 2014	$23	$18,554	$(1,666)	$44,550	$61,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine month period ended September 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
September 30, 2014
Municipal	$—	$—	$—	$—

December 31, 2013
Municipal	$123	$—	$—	$123

There were no sales of securities during the three or nine months ended September 30, 2014 and 2013.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2014	2013
Real Estate
One-to four-family	$45,959	$49,726
Home equity	6,991	7,912
Commercial mortgage loans
Commercial real estate	149,929	126,154
Multifamily	61,017	62,790
Land	10,257	9,734
Construction	23,291	8,669
Commercial Non-mortgage	15,344	7,226
Consumer	1,132	1,167

Total loans	313,920	273,378
Less
Net deferred loan fees, premiums and discounts	578	467
Undisbursed portion of loans	10,243	5,933
Allowance for loan losses	8,492	7,597

Net loans	$294,607	$259,381

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014, December 31, 2013 and September 30, 2013:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597
Provision charged to expense	(440)	(122)	321	(134)	248	779	158	(15)	795
Losses charged off	(55)	—	—	—	—	—	—	(1)	(56)
Recoveries	51	—	9	—	93	—	—	4	157

Balance, end of period	$910	$129	$3,191	$1,380	$1,486	$1,064	$315	$18	$8,493

Ending Balance: individually evaluated for impairment	$—	$—	$200	$100	$850	$750	$—	$—	$1,900

Ending balance: collectively evaluated for impairment	$910	$129	$2,991	$1,280	$636	$314	$315	$18	$6,593

Loans:
Ending Balance	$45,959	$6,991	$149,929	$61,017	$10,257	$23,291	$15,344	$1,132	$313,920

Ending Balance: individually evaluated for impairment	$1,615	$63	$9,312	$8,257	$3,455	$5,349	$363	$—	28,414

Ending Balance: collectively evaluated for impairment	$44,344	$6,928	$140,617	$52,760	$6,820	$17,942	$14,981	$1,132	$285,506

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$988	$154	$3,179	$1,333	$1,377	$808	$253	$17	$8,108
Provision charged to expense	(77)	(25)	10	47	27	256	62	—	300
Losses charged off	(25)	—	—	—	—	—	—	—	(25)
Recoveries	25	—	2	—	82	—	—	1	110

Balance, end of period	$910	$129	$3,191	$1,380	$1,486	$1,064	$315	$18	$8,493

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$42,934	$45,735	$6,991	$7,806	$129,421	$107,825	$46,963	$48,808
Pass (Closely Monitored)	1,471	1,827	—	106	8,655	4,081	9,348	9,170
Special Mention	416	818	—	—	2,705	4,992	—	—
Substandard	1,138	1,346	—	—	9,148	9,256	4,706	4,812
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$45,959	$49,726	$6,991	$7,912	$149,929	$126,154	$61,017	$62,790

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$5,157	$3,742	$17,942	$8,669	$14,638	$6,540	$1,132	$1,167	$265,178	$230,292
Pass (Closely Monitored)	1,702	1,830	—	—	343	55	—	—	21,519	17,069
Special Mention	—	43	—	—	23	36	—	—	3,144	5,889
Substandard	3,398	4,119	5,349	—	340	595	—	—	24,079	20,128
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$10,257	$9,734	$23,291	$8,669	$15,344	$7,226	$1,132	$1,167	$313,920	$273,378

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

The following table is a summary of our past due and non-accrual loans as of September 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$14	$—	$108	$122	$45,837	$45,959	$—	$147
Home Equity	—	—	—	—	6,991	6,991	—	—
Commercial Real Estate	630	1,896	—	2,526	147,403	149,929	—	1,273
Multifamily	—	—	—	—	61,017	61,017	—	—
Land	48	—	2,899	2,947	7,310	10,257	—	3,516
Construction	—	—	—	—	23,291	23,291	—	—
Commercial Non-Mortgage	—	30	23	53	15,291	15,344	—	123
Consumer	—	—	—	—	1,132	1,132	—	—

Total	$692	$1,926	$3,030	$5,648	$308,272	$313,920	$—	$5,059

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at September 30, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1.436	$1,680	$—	$1,453	$1,474	$22	$58
Home Equity	63	63	—	64	64	—	1
Commercial Real Estate	6,294	8,561	—	6,778	7,499	60	235
Multifamily	6,912	7,726	—	6,942	7,034	85	290
Land	529	809	—	612	912	1	3
Construction	—	1	—	—	—	—	—
Commercial Non-Mortgage	23	23	—	137	245	—	5
Consumer	—	—	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	179	179	—	179	180	2	7
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	3,018	3,018	200	3,038	3,025	50	151
Multifamily	1,345	1,345	100	1,345	1,355	21	62
Land	2,926	4,285	850	3,192	3,159	—	1
Construction	5,349	5,349	750	5,349	3,566	44	107
Commercial Non-Mortgage	340	339	—	345	346	4	13
Consumer	—	—	—	—	—	—	—
Total
1-4 Family	$1,615	$1,859	$—	$1,632	$1,654	$24	$65
Home Equity	63	63	—	64	64	—	1
Commercial Real Estate	9,312	11,579	200	9,816	10,524	110	386
Multifamily	8,257	9,071	100	8,287	8,389	106	352
Land	3,455	5,094	850	3,804	4,071	1	4
Construction	5,349	5,350	750	5,349	3,566	44	107
Commercial Non-Mortgage	363	362	—	482	591	4	18
Consumer	—	—	—	—	—	—	—

Total	$28,414	$33,378	$1,900	$29,434	$28,859	$289	$933

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three and nine months ended September 30, 2014:

	Three Months Ended			Nine months ended
	September 30, 2014			September 30, 2014
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
(Dollars in thousands)
Commercial real estate	—	—	—	1	900	900

Total loans	—	$—	$—	1	$900	$900

We had no TDRs that had payment defaults during the three months ended September 2014 and 2013. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Collateral-dependent Impaired loans	$55	$—	$—	$55
December 31, 2013
Collateral-dependent Impaired loans	$7,681	$—	$—	$7,681

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at September 30, 2014 and December 31, 2013.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of September 30, 2014 Collateral-dependent impaired loans	$55	Market comparable properties	Marketability discount	38% (38%)
December 31, 2013 Collateral-dependent impaired loans	$7,681	Market comparable properties	Marketability discount	9%-46% (34%)

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Financial assets
Cash and cash equivalents	$32,921	$32,921	$—	$—
Loans held for sale	852	—	852	—
Loans, net of allowance for loan losses	294,607	—	—	296,276
Federal Home Loan Bank stock	3,320	—	3,320	—
Interest receivable	844	844	—	—
Financial liabilities
Deposits	220,510	113,130	—	108,874
Federal Home Loan Bank advances	50,000	—	50,853	—
Fed funds purchased	3,000	—	3,000	—
Interest payable	142	142	—	—

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

Repurchase Agreements, Federal Funds Purchased and Other Borrowed Funds

Fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Bank for repurchases and borrowings with similar terms and maturities.

The estimated fair value for overnight repurchase agreements, federal funds purchased and other borrowings is book value.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended September 30, 2014 and 2013 is as follows (dollars in thousands, except per share data):

	Three months ended September 30, 2014	Three months ended September 30, 2013
Net income	$749	$394
Income allocated to participating securities	(19)	(12)

Income attributable to common shareholders	730	382

Weighted average shares outstanding (in thousands)	2,276	2,420
Less: average unearned ESOP and unvested restricted stock	(224)	(245)

Average Shares	2,052	2,175
Effect of diluted based awards	12	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,064	2,175

Basic EPS	$.36	$.18
Diluted EPS	$.35	$.18

Nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands, except per share data):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net income	$1,534	$1,355
Income allocated to participating securities	(38)	(41)

Income attributable to common shareholders	1,496	1,314

Weighted average shares outstanding (in thousands)	2,276	2,420
Less: average unearned ESOP and unvested restricted stock	(224)	(245)

Average Shares	2,052	2,175
Effect of diluted based awards	12	—

Average common and common-equivalent shares for diluted EPS (in thousands)	2,064	2,175

Basic EPS	$.73	$.60
Diluted EPS	$.72	$.60

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the nine months ended September 30, 2014 and 2013 was $235 and $249 respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	129,080	$17.30	9	$516
Granted	2,350	22.01	10	—
Exercised	(5,004)	17.32	—	—
Forfeited	(1,968)	17.50	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2014	124,458	$17.39	8	$636

Exercisable at September 30, 2014	23,820	$17.30	8	$129

As of September 30, 2014, the Company had $186 of unrecognized compensation expense related to stock options. The total fair value of shares vested for the nine month ended September 30, 2014 was $1,081. Stock option expense for the three and nine months ended September 30, 2014 was $17 and $47 respectively. Stock option expense for the three and nine months ended September 30, 2013 was $17 and $52.

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

Expected volatility – Based on the historical volatility of share price.

Risk-free interest rate – Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividend yield – The Company currently does not pay a dividend; therefore, the expected dividend yield was estimated for the portion of the life of the options that the Company expects to pay a dividend.

Expected life – Based on an average of the five year vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options – Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	59,723	$17.33
Granted	1,175	22.01
Vested	(11,944)	17.33
Forfeited	249	18.82

Non-vested at September 30, 2014	49,203	$17.33

As of September 30, 2014, the Company had $774 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three months and nine months ended September 30, 2014 was $59 and $188 respectively. Restricted stock expense for the three and nine months ended September 30, 2013 was $67 and $197.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at September 30, 2014 and December 31, 2013 and no valuation allowance was necessary.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $41.0 million, or 13.7%, to $338.7 million at September 30, 2014 from $297.7 million at December 31, 2013. The increase was primarily a result of a $35.2 million increase in net loans.

Loans held for sale decreased $473,000, or 35.7%, to $852,000 at September 30, 2014 from $1.3 million at December 31, 2013.

Net loans increased $35.2 million, or 13.6%, to $294.6 million at September 30, 2014 from $259.4 million at December 31, 2013. Commercial real estate loans increased $23.8 million, or 18.8%, and construction loans increased $14.6 million, or 168.7%, partially offset by a decrease of $3.7 million, or 7.6%, in one-to four-family loans.

The undisbursed portion of loans increased $4.3 million to $10.2 million at September 30, 2014 from $5.9 million at December 31, 2013 due primarily to a net increase in undisbursed construction loans of $3.4 million.

Securities held to maturity decreased to $0 from $123,000 at December 31, 2013 due to the payoff of one municipal security.

Other real estate owned decreased $399,000, or 45.8%, to $473,000 at September 30, 2014, from $872,000 at December 31, 2013 primarily resulting from one loan transferred to REO totaling $255,000 and sales totaling $551,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $79,000, or 1.8%, to $4.2 million at September 30, 2014, from $4.3 million at December 31, 2013.

Deposits increased $47.5 million to $220.5 million at September 30, 2014 from $173.0 million at December 31, 2013 primarily to fund new loan growth. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $16.5 million.

Certificates of deposit increased $33.5 million, or 45.4%, to $107.4 million at September 30, 2014 from $73.9 million at December 31, 2013 to fund new loan growth. Certificate of deposit growth in 2014 consists of both in-market and out-of-market deposits. Out-of-market deposits were primarily issued through two vehicles, a deposit listing service and brokered deposits. Deposit listing services are used by financial institutions to both issue and purchase certificate of deposits directly from other companies, primarily financial institutions. Financial institutions can also use brokers as a mechanism to raise funds. The total amount of deposits issued through a deposit listing service was $18.7 million with a weighted average rate of 1.22%. The total amount of brokered deposits issued in 2014 was $11.4 million with a weighted average rate of 1.42%. The average original maturity of these deposits is approximately three years.

Federal Home Loan Bank advances decreased $12.0 million from $62.0 million at December 31, 2013 to $50.0 million at September 30, 2014 due to the maturity of $12.0 million dollars in advances.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses increased $1.2 million, or 50.5%, to $3.7 million at September 30, 2014 from $2.5 million primarily due to a $752,000 increase in liability for checks and money orders and a $231,000 increase in borrower’s prepaid taxes and insurances.

Total stockholders’ equity increased $1.1 million, or 1.9%, to $61.5 million at September 30, 2014 from $60.3 million at December 31, 2013 primarily due to net income of $1.5 million and purchases of stock totaling $585,000.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. We recorded net income of $749,000 for the three months ended September 30, 2014 compared to net income of $394,000 for the three months ended September 30, 2013 primarily due to an increase in interest income from loans. Salaries and employee benefits expense decreased $364,000 to $1.0 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. This was partially offset by a decrease of $164,000 in net gain on loan sales from $345,000 to $181,000.

Interest and Dividend Income. Interest and dividend income increased $516,000, or 15.7%, to $3.8 million for the three months ended September 30, 2014. Average balances of interest-earnings assets increased $45.4 million to $327.5 million for the three months ended September 30, 2014 from $282.1 million for the three months ended September 30, 2013. This was partially offset by an increase of 1 basis point in the average yield on interest-earning assets to 4.64% during the 2014 period from 4.63% during the 2013 period as a result of a low-interest rate environment.

Average net loans increased $51.8 million, or 21.4%, to $294.0 million for the three months ended September 30, 2014 from $242.2 million for the three months ended September 30, 2013. As a result, interest income on loans increased $546,000, or 17.0%, to $3.8 million for the three months ended September 30, 2014. This was partially offset by the average yield on loans decreasing 19 basis points to 5.11% for the three months ended September 30, 2014 from 5.30% for the three months ended September 30, 2013. The decrease in average yield on loans was attributable to a continuing low interest rate environment.

Income from dividends and municipal bonds decreased $29,000 to $44,000 for the quarter ended September 30, 2014 from $73,000 for the quarter ended September 30, 2013 due primarily to a decrease in dividends received from investment.

Interest Expense. Interest expense increased $17,000, or 2.1%, to $816,000 for the three months ended September 30, 2014 from $799,000 for the three months ended September 30, 2013. Interest expense on deposits increased $101,000 to $305,000 for the three months ended September 30, 2014 from $204,000 for the three months ended September 30, 2013. This was offset by a decrease in interest expense on borrowed funds of $83,000 to $512,000 for the three months ended September 30, 2014 from $595,000 for the three months ended September 30, 2013, due to the payoff of $12.0 million in maturing advances.

Average interest-bearing liabilities increased $46.3 million, or 20.7%, to $270.0 million for the three months ended September 30, 2014 from $223.7 million for the three months ended September 30, 2013. The average rate paid on these liabilities decreased 22 basis points to 1.21% from 1.43%. Interest expense on certificates of deposit increased $98,000, or 70.0%, to $238,000 for the three months ended September 30, 2014 from $140,000 for the three months ended September 30, 2013. The average balance of certificates of deposits increased to $106.9 million for the three months ended September 30, 2014, from $61.3 million for the three months ended September 30, 2013. Additionally, the rate on certificates of deposit decreased 2 basis points to 0.89% for the three months ended September 30, 2014 from 0.91% for the three months ended September 30, 2013 reflecting the continuing low interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $11.2 million, or 11.1%, to $111.7 million for the three months ended September 30, 2014 from $100.5 million for the three months ended September 30, 2013. The interest on core deposits increased $3,000 to $67,000 for the three months ended September 30, 2014 from $64,000 for three months ended September 30, 2013. The rate on core deposits for the three months ended September 30, 2014 decreased two basis points to 0.24% from 0.26% for the three months ended September 30, 2013.

Net Interest Income. Net interest income increased $498,000, or 20.1%, to $3.0 million for the three months ended September 30, 2014 from $2.5 million for the three months ended September 30, 2013, as our average net loans increased to $294.0 million from $242.2 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2013, we recorded a provision for loan losses of $300,000 for the three months ended September 30, 2014 and a provision for loan losses of $115,000 for the three months ended September 30, 2013. We have continued with additional provisions in 2014 based upon management’s calculation and, because management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values. At September 30, 2014, non-performing loans totaled $4.9 million, or 1.6% of total loans, as compared to $8.9 million, or 3.7% of total loans, at September 30, 2013. The allowance for loan losses to total loans receivable decreased to 2.7% at September 30, 2014 from 2.9% for the period ended September 30, 2013.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $196,000, or 43.1%, to $258,000 for the three months ended September 30, 2014 from $454,000 for the three months ended September 30, 2013. The decrease was primarily due to net gains on loan sales, which decreased $163,000 due to a decline in mortgage activity.

Noninterest Expense. Noninterest expense decreased $507,000, or 22.2% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This was due to a decrease of $364,000 in salaries and employee benefits, related to a reduction in staffing, and a $27,000 decrease in advertising expense. This was offset in part by an increase in professional and service fees expense of $25,000, or 37.3%.

Income Tax Expense. We recorded $415,000 of income tax expense for the three months ended September 30, 2014 compared to $214,000 of income tax expense for the three months ended September 30, 2013. Our effective tax rate was 35.7% for the three months ended September 30, 2014 and 35.2% for the three months ended September 30, 2013.

Comparison of Operating Results for the Nine months ended September 30, 2014 and 2014

General. We recorded net income of $1.5 million for the nine months ended September 30, 2014 compared to net income of $1.4 million for the nine months ended September 30, 2013. Net interest income increased $896,000 to $8.5 million for the nine months ended September 30, 2014 from $7.6 million for the nine months ended September 30, 2013, and other noninterest income decreased $1.0 million to $735,000 for the nine months ended September 30, 2014 from $1.8 million for the year earlier period.

Interest and Dividend Income. Interest and dividend income increased $839,000, or 8.4%, to $10.9 million for the nine months ended September 30, 2014 from $10.0 million for the nine months ended September 30, 2013, as the average balance of interest-earning assets increased $36.6 million to $317.2 million for the nine months ended September 30, 2014 from $281.0 million for the nine months ended September 30, 2013, and the average yield on interest-earning assets decreased 18 basis points to 4.57% during the 2014 period from 4.75% during the 2013 period. The decrease in our average yield on interest-earning assets was due primarily to the decrease in yield on net loans.

Interest income on loans increased $880,000, or 8.9%, to $10.7 million for the nine months ended September 30, 2014 from $9.8 million for the nine months ended September 30, 2013, as the average balance of loans increased $34.8 million to $282.3 million for the nine months ended September 30, 2014 from $247.5 million for the nine months ended September 30, 2013. This was partially offset by a decrease in the average yield on loans of 24 basis points to 5.06% for the nine months ended September 30, 2014 from 5.30% for the nine months ended September 30, 2013 reflecting the lower market interest rate environment.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock decreased $6,000, or 3.5%, to $160,000 for the nine months ended September 30, 2014 from $154,000 for the nine months ended September 30, 2013.

Interest Expense. Interest expense decreased $62,000, or 2.6%, to $2.3 million for the nine months ended September 30, 2014 from $2.4 million for the nine months ended September 30, 2013, as the average rate paid on these liabilities decreased 25 basis points to 1.19% from 1.44%, partially offset by an increase in interest-bearing liabilities of $38.9 million, or 17.5%, to $261.1 million for the nine months ended September 30, 2014 from $222.2 million for the nine months ended September 30, 2013.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $11.3 million, or 11.6%, to $109.5 million for the nine months ended September 30, 2014 from $98.2 million for the nine months ended September 30, 2013. Also, the interest on core deposits increased $5,000 to $190,000 for the 2014 period from $185,000 for the 2013 period.

Interest expense on certificates of deposits increased $146,000 or 32.4% to $599,000 for the nine months ended September 30, 2014 from $453,000 for the nine months ended September 30, 2013. This was primarily due to an increase in the average balance of certificates of deposits of $37.7 million to $99.8 million for the 2014 period, from $62.1 million for the 2013 period. Also the yield on certificates of deposit decreased 17 basis points to 0.80% for the 2014 period from 0.97% for the 2013 period.

Net Interest Income. Net interest income increased $901,000, or 11.8%, to $8.5 million for the nine months ended September 30, 2014 from $7.6 million for the nine months ended September 30, 2013, as our average net loans increased $34.8 million from $282.3 million to $247.5 million, as our net interest rate spread decreased 6 basis points to 3.38% from 3.32% and our net interest margin decreased 4 basis points to 3.50% from 3.54%. The increase in net interest income reflected the increase in net loans, historical restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; managing the maturities of higher interest rate certificates of deposit; managing the inflow, interest rates, and term structure of new deposits; and by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2013 Annual Report on Form 10-K, we recorded a provision for loan losses of $795,000 for the nine months ended September 30, 2014 and a provision for loan losses of $790,000 for the nine months ended September 30, 2013. We have continued with additional provisions in 2014 based on managements’ calculaton and, because management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans increased to 174.0% at September 30, 2014 from 84.3% at September 30, 2013. To the best of our knowledge, we have provided for all losses that are both probable and incurred and are reasonable to estimate at September 30, 2014 and 2013.

Noninterest Income. Noninterest income decreased $1.0 million, or 57.0%, to $735,000 for the nine months ended September 30, 2014 from $1.8 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a decrease of $843,000 in gain on sale of mortgage loans, and a decrease of $106,000 in net gain on the sale of other real estate owned.

Noninterest Expense. Noninterest expense decreased $477,000, or 7.3%, to $6.0 million for the nine months ended September 30, 2014 from $6.6 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a decrease of $475,000 in salaries and employee benefits, related to the reorganization of bank personnel and a redesign of operational processes, and a decrease of $96,000 in loan legal expense.

Income Tax Expense. We recorded a $859,000 income tax expense for the nine months ended September 30, 2014 compared to a $690,000 income tax expense for the 2013 period, reflecting the income of $2.4 million before income tax expense during the nine months ended September 30, 2014 versus income before income tax of $2.0 million for the nine months ended September 30, 2013. Our effective tax expense rate was 35.9% for the nine months ended September 30, 2014 compared to an effective tax expense rate of 33.7% for the nine months ended September 30, 2013.

Asset Quality

Other real estate owned totaled $473,000, or 0.1% of total assets, at September 30, 2014 compared to $801,000, or 0.3% of total assets, at December 31, 2013. The largest relationship as of September 30, 2014 was $420,000, or 89.0% of other real estate owned, which consisted of an office building and vacant lots.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $5.7 million, or 1.7% of total assets, at September 30, 2014 compared to $7.1 million, or 2.4% of total assets, at December 31, 2013. We believe that the decreases in nonperforming assets are a sign of improvement in the credit quality of our loan portfolio. However, our level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan.

Our largest substandard relationship as of September 30, 2014 has a total substandard balance of $4.7 million or $4.2 million net of funds held on deposit, and this loan was downgraded to substandard during the second quarter of 2014. The loan is current with payments and property taxes. The borrower has the capacity and global cash flow and so far as demonstrated the willingness to keep payments current. If this situation deteriorates further, and thus jeopardizes the full collection of principal and interest, it would mean changing the loan to nonaccrual. Of the $23.9 million loans rated substandard, approximately $18.6 million are performing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1, 2014 through July 31, 2014	3,300	$22.70	3,300	60,055
August 1, 2014 through August 31, 2014	3,000	$22.50	3,000	57,055
September 1, 2014 through September 30, 2014	3,241	$22.42	3,241	53,841

	9,541		9,541

(1)	The Company’s board of directors approved a stock repurchase program on December 10, 2012 for the repurchase of 122,954 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: November 14, 2014	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: November 14, 2014	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer