Form 10-K
period 2014-12-31
Wolverine Bancorp, Inc.
filed 2015-03-31
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, as reported by the Nasdaq Stock Market, was approximately $41.4 million.

As of March 14, 2015, there were 2,215,665 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.	Business

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

BUSINESS OF WOLVERINE BANCORP, INC.

Wolverine Bancorp, Inc. (the “Company”) was incorporated in Maryland in 2010 as part of the mutual-to-stock conversion of Wolverine Bank, for the purpose of becoming the savings and loan holding company of Wolverine Bank. Since being incorporated, other than holding the common stock of Wolverine Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Wolverine Bank, we have not engaged in any business activities to date, except the repurchase of shares of our outstanding common stock as previously publicly disclosed. Through December 31, 2014, we have purchased 365,024 shares of our common stock.

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in Wolverine Bank.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in January 2011, and any dividends we receive from Wolverine Bank. We neither own nor lease any property, but pay a fee to Wolverine Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Wolverine Bank who also serve as officers of Wolverine Bancorp, Inc. We use the support staff of Wolverine Bank from time to time and pay a fee to Wolverine Bank for the time devoted to Wolverine Bancorp, Inc. by employees of Wolverine Bank. However, these persons are not separately compensated by Wolverine Bancorp, Inc. Wolverine Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF WOLVERINE BANK

General

Wolverine Bank (Bank), a wholly owned subsidiary of Wolverine Bancorp, Inc. (Company), is a federally chartered savings bank headquartered in Midland, Michigan. Wolverine Bank was originally chartered in 1933. At December 31, 2014, we had $336.6 million of total assets, $223.5 million of deposits and $61.5 million of total stockholder’s equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and to a lesser extent throughout all of Michigan through our two banking offices located in Midland, Michigan, which is the County Seat of Midland County, and our banking office in Frankenmuth, which is located in neighboring Saginaw County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one- to four-family residential mortgage loans, construction loans, and home equity loans and lines of credit and to a lesser extent, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2014, $225.0 million, or 71.8%, of our total loan portfolio was comprised of commercial mortgage loans including multi-family mortgage loans and land loans, and $44.3 million, or 14.1%, of our total loan portfolio was comprised of one- to four-family residential mortgage loans. We also may invest in securities, including U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

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

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. Consistent with our interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold substantially all of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2014 we originated for sale and sold $18.3 million of fixed-rate one- to four-family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

Wolverine Bank’s executive offices are located at 5710 Eastman Avenue, Midland, Michigan 48640. Our telephone number at this address is (989) 631-4280. Our website address is www.wolverinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

Wolverine Bank operates from two banking offices located in Midland, Michigan, and a banking office in Frankenmuth, which is located in neighboring Saginaw County. The Great Lakes Bay Region of Michigan which is located in the eastern portion of Michigan’s lower peninsula, approximately 120 miles north of Detroit, is our primary market area for both lending and deposits.

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

According to the United States Census Bureau, as of July 2014, the latest date for which the data is available, Midland County has a population of approximately 84,000 and Saginaw County has a population of approximately 200,000. Our primary market area has experienced limited or negative population growth from 2000 to 2014. Specifically, Midland County’s population remained nearly unchanged over the 2000 to 2014 period, while Saginaw County’s population shrank at a 1.8% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2015. Household growth trends coincide with the population growth trends as growth also has been modest over the 2000 to 2014 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next four year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2014.

Historically, our primary market area, and specifically the City and County of Midland, has been heavily dependent upon the three largest employers: The Dow Chemical Company, MidMichigan Medical Center and Dow Corning Corporation. These three entities employ approximately 9,450 persons in Midland County. The Dow Chemical Company is a major multinational producer of specialty chemicals, advanced materials, agro sciences technology-based products and solutions, and Dow Corning is a producer of silicone, specialty chemicals, lubricants and healthcare products. In addition, these companies have been in the forefront of the development and commercialization of solar energy products and technologies. Historically, these companies have been very important to the local economy because of the employment opportunities and their philanthropic and outgrowth activities.

According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2014, unemployment rates in Midland County, the Bay City Metropolitan Statistical Area (“MSA”) and the Saginaw MSA were 4.4%, 8.2% and 8.0%, respectively. The unemployment rate at December 31, 2014 for the State of Michigan was 5.6% and the national average was 5.4%. While there has been some improvement in the unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

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

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 64% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1.2 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, and specifically the Michigan counties of Midland and Saginaw. As of June 30, 2014, the latest date for which FDIC data are available, we ranked second of nine bank and thrift institutions with offices in Midland County with a 16.4% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 7.6% of the total federally insured deposits in Midland County. We are headquartered in Midland County. We ranked 15 of 16 bank and thrift institutions with offices in Saginaw County with a 0.9% deposit market share. When including credit unions, our market share dropped to 0.4% of the federally insured deposits within Saginaw County.

Lending Activities

Our principal lending activity is the origination of commercial mortgage loans including multi-family and land loans, residential mortgage loans and home equity loans, construction loans, and to a lesser extent, commercial non-mortgage loans and other consumer loans. The following table provides a historical breakdown of our loan portfolio at the end of each of our last five years.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$44,316	14.2%	$49,726	18.2%	$58,158	21.5%	$68,287	25.8%	$76,801	30.5%
Home equity	6,645	2.1	7,912	2.9	10,790	4.0	13,572	5.1	12,252	4.9
Commercial mortgage loans:
Commercial real estate (1)	153,705	49.0	126,154	46.1	108,087	39.9	89,463	33.8	84,172	33.5
Multifamily	61,204	19.5	62,790	23.0	60,755	22.4	51,411	19.4	37,485	14.9
Land	10,060	3.2	9,734	3.6	12,668	4.7	13,445	5.1	16,071	6.4
Construction :

Residential	4,452	1.4	5,355	2.0	3,637	1.3	4,897	1.8	3,543	1.4
Residential non-owner occupied	7,567	2.4	3,314	1.2	456	0.2	5,218	2.0	1,760	0.7
Non-residential	9,654	3.1	—	0.0	8,169	3.0	9,589	3.6	7,823	3.1

Total mortgage loans	297,603	94.9	264,985	97.0	262,720	97.0	255,882	96.6	239,907	95.4
Commercial non-mortgage	14,717	4.7	7,226	2.6	6,739	2.5	7,675	2.9	10,434	4.1
Other consumer	1,142	0.4	1,167	0.4	1,297	0.5	1,247	0.5	1,229	0.5

Total loans	313,462	100.0%	273,378	100.0%	270,756	100.0%	264,804	100.0%	251,570	100.0%

Other items:
Unearned fees and discounts, net	555		467		585		440		345
Undisbursed loan funds	8,454		5,933		9,662		11,198		8,159
Allowance for loan losses	7,976		7,597		6,671		9,503		9,775

Total loans, net	$296,477		$259,381		$253,838		$243,663		$233,291

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four- family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$3,157	5.21%	$1,551	4.72%	$6,024	5.77%	$5,427	4.19%	$25,233	5.00%
2016	3,680	5.26	492	4.91	5,123	5.85	4,279	4.21	9,838	5.30
2017	3,913	5.96	334	4.32	9,056	5.37	44	—	23,093	4.93
2018 to 2019	5,126	5.17	2,472	4.28	40,105	4.45	310	4.65	73,491	4.67
2020 to 2024	2,407	5.12	1,768	4.80	896	4.55	—	—	21,837	4.73
2025 to 2029	2,987	3.55	28	3.25	—	—	—	—	213	5.63
2030 and beyond	23,046	4.45	—	—	—	—	—	—	—	—

Total	$44,316	4.77%	$6,645	4.57%	$61,204	4.84%	$10,060	4.20%	$153,705	4.81%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction- Non Residential		Commercial Non-Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$—	—%	$—	—%	$3,960	4.75%	$6,280	4.05%	$429	2.10%	$52,061	4.85%
2016	—	—	—	—	—	—	3,800	4.52	18	4.30	27,230	5.11
2017	—	—	—	—	—	—	278	3.75	100	6.88	36,818	5.13
2018 to 2019	—	—	1,483	4.77	4,250	4.95	4,359	3.86	498	4.77	132,094	4.60
2020 to 2024	—	—	—	—	1,444	4.50	—	—	97	4.95	28,449	4.75
2025 to 2029	976	3.46	5,999	3.25	—	—	—	—	—	—	10,203	3.40
2030 and beyond	3,476	4.28	85	4.50	—	—	—	—	—	—	26,607	4.43

Total	$4,452	4.10%	$7,567	43.56%	$9,654	4.80%	$14,717	4.11%	$1,142	3.96%	$313,462	4.71%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$32,321	$11,995	$44,316
Home equity	4,924	1,721	6,645
Commercial mortgage loans:
Commercial real estate	110,667	43,038	153,705
Multifamily	56,770	4,434	61,204
Land	6,558	3,502	10,060
Construction	12,391	9,282	21,673

Total mortgage loans	223,631	73,972	297,603
Commercial non-mortgage	5,011	9,706	14,717
Other consumer	1,142	—	1,142

Total loans	$229,784	$83,678	$313,462

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2014, $153.7 million, or 49.0% of our loan portfolio, consisted of commercial real estate loans, $61.2 million, or 19.5% of our loan portfolio, consisted of multifamily loans, and $10.1 million, or 3.2% of our total loan portfolio, consisted of land loans. Of the $153.7 million of commercial real estate loans, $27.1 million were secured by non-owner occupied one- to four-family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2014, our commercial real estate, multifamily and land loans had an average loan balance of approximately $427,000. At December 31, 2014, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2014 we had seven commercial real estate loans outside of Michigan, of which one was collateralized by land in Ohio with a loan balance of $247,000, two were collateralized by land in Colorado and Montana with loan balances of $434,000 and $80,000, respectively, one was collateralized by a commercial loan in Florida with a loan balance of $2.0 million, and two were collateralized by commercial property in Indiana with loan balances of $3.1 million and $2.9 million. All commercial real estate loans outside of Michigan were performing in accordance with their repayment terms at this date.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Also, if we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. At December 31, 2014, our largest commercial real estate loan had an outstanding balance of $6.2 million, was secured by multi-family units and was performing in accordance with its repayment terms.

One- to Four-Family Residential Mortgage Loans. At December 31, 2014, $44.3 million, or 14.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one- to four-family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2014, fixed-rate one- to four-family residential mortgage loans totaled $32.3 million, of which $10.6 million contained 5-year balloon payment terms, and adjustable-rate one- to four-family residential mortgage loans totaled $12.0 million.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae or Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes in our market area. At December 31, 2014, we had 5 one- to four-family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $100,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2014, our largest one- to four-family residential mortgage loan had an outstanding balance of $1.3 million and was performing in accordance with its repayment terms.

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

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial properties, including multifamily properties. At December 31, 2014, $21.7 million, or 6.9%, of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate, multifamily loans, and commercial “mixed-use” buildings and homes.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2014, our largest construction loan had a principal balance of $4.2 million and was secured by a hotel. This loan was performing in accordance with its repayment terms at December 31, 2014.

Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one- to four-family residential property. At December 31, 2014, the additional unadvanced portion of these construction loans totaled $7.6 million.

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

At December 31, 2014 we had $6.6 million, or 2.1% of our total loan portfolio, in home equity loans and $1.7 million of home equity lines of credit. The Bank had $2.9 million of undisbursed funds related to home equity lines of credit as of year-end. Our largest home equity loan was approximately $1.1 million.

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

At December 31, 2014, we had $14.7 million of commercial non-mortgage loans outstanding, representing 4.7% of our total loan portfolio.

When making commercial non-mortgage loans, we consider the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Generally our loans are guaranteed by the principals of the borrower.

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

At December 31, 2014, our largest commercial non-mortgage loan outstanding was for $2.2 million and was secured by other collateral. At December 31, 2014, this loan was performing in accordance with its repayment terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2014, our consumer loan portfolio totaled $1.1 million, or 0.4% of our total loan portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel. All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae or Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our commercial real estate and commercial non-mortgage loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans and lines of credit are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis substantially all of the conforming, fixed-rate one- to four-family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties throughout Michigan. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2014, our loan participations totaled $11.2 million, or 3.57% of our loan portfolio, all of which were collateralized by properties outside of our primary market area.

The following table shows the loan origination, purchases, sale and repayment activities of Wolverine Bank, for the periods indicated.

	For the Year Ended December 31,
	2014	2013	2012
Originations by type:
Mortgage loans:
Residential	$20,414	$48,411	$111,959
Commercial	74,779	77.683	113,871
Construction	31,491	17,208	17,707
Home equity	1,843	5,008	6,945
Commercial non-mortgage	25,141	7,718	2,056
Other consumer	225	88	148

Total loans originated	153,893	156,116	252,686

Purchases:
Mortgage loans:
Commercial Real Estate	6,515	6,149	—

Total loans purchased	6,515	6,149	—

Sales and repayments:
Mortgage loans:
Residential	(25,823)	(56,843)	(122,088)
Commercial	(55,003)	(66,664)	(86,680)
Construction	(18,487)	(20,801)	(25,149)
Home equity	(3,111)	(7,885)	(9,727)
Commercial non-mortgage	(17,650)	(7,231)	(2,992)
Other consumer	(251)	(218)	(99)

Total sales and repayments	(120,325)	(159,642)	(246,735)
Total loans sold	(18,347)	(53,298)	(107,170)

Principal repayments	(101,978)	(100,195)	(139,565)

Total reductions	(120,325)	(153,493)	(246,735)

Increase (decrease) in other items, net	(2,987)	3,073	4,070

Net increase (decrease)	$37,096	$5,696	$10,021

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

Wolverine Bank’s policies and loan approval limits are established by our Board of Directors. Our Manager of Commercial Underwriting may approve secured commercial loans up to $500,000 and unsecured loans up to $50,000. Similarly, our Manager of Consumer Underwriting has authority to approve secured consumer loans up to $350,000, saleable secured residential loans up to the secondary market limit (currently $417,000) and unsecured loans up to $50,000. The President and CEO may approve secured loans up to $1.0 million and unsecured loans up to $500,000. The President and CEO in combination with a Manager of Underwriting may approve secured loans up to $1,500,000 or unsecured loans up to $750,000, and these limits are increased to $2,000,000 (consumer or residential loans), $2,500,000 (commercial loans) and $1,000,000 (unsecured loans) with the addition of a second Manager of Underwriting. Two or more board members may approve loans up to $3,500,000. All loans in excess of $3,500,000 must be approved by the Board of Directors. There is one other individual with lending authority, but at lower limits than above. There are higher limits for each lending authority described above for renewals or extensions.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$107	$254	$503	$922	$1,118
Home equity	—	—	—	165	76
Commercial mortgage loans:
Commercial real estate	1,339	779	2,013	3,652	4,051
Multifamily	—	—	—	—	—
Land	2,700	4,041	4,720	7,833	2,069
Construction	3,960	—	—	2	92
Commercial non-mortgage	19	157	278	375	—
Other consumer	—	—	—	—	—

Total non-accrual loans (1)	8,125	5,231	7,514	12,949	7,406

Troubled debt restructurings (not included above):
One-to four-family	322	333	659	648	467
Commercial real estate	—	643	2,257	959	97
Land	439	—	—	—	—
Construction	—	—	—	—	—
Commercial non-mortgage	94	—	—	—	—

	855	976	2,916	1,607	564

Total non-performing loans	8,980	6,207	10,430	14,556	7,970

Real estate owned:
Residential mortgage loans:
One-to four-family	118	253	216	616	256
Home Equity	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	—	164	390	524	1,805
Land	217	455	238	225	307
Construction	—	—	—	—	—
Home Equity	—	—	—	—	7

Total real estate owned	335	872	844	1,365	2,375

Total non-performing assets	$9,325	$7,079	$11,274	$15,921	$10,345

Ratios:
Non-performing loans to total loans	2.9%	2.3%	4.1%	5.8%	3.3%
Non-performing assets to total assets	2.7%	2.4%	4.0%	5.4%	3.3%

(1)	At December 31, 2014, 2013, 2012, 2011 and 2010, includes $5.3 million, $3.7 million, $4.2 million, $4.8 million and $4.3 million of troubled debt restructurings, respectively.

For the year ended December 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $470,000. We recognized interest income of $131,000 on such loans for the year ended December 31, 2014.

At December 31, 2014, our non-accrual loans totaled $8.1 million. The non-accrual loans consisted primarily of four real estate relationships with principal balances totaling $11.2 million, $7.8 million net of charge-offs. These loans are secured primarily by developed land and commercial real estate properties.

Other than as disclosed in the above tables, there are no other loans at December 31, 2014 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2014, we had $8.5 million of troubled debt restructurings, of which $5.3 million were included as non-accrual loans in the preceding table. At December 31, 2014 our troubled debt restructuring related to 11 loans, five of which related to commercial real estate. As of December 31, 2014 accruing TDR loans totaled $0.9 million as compared to $1.0 million in December 31, 2013.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Residential mortgage loans:
One-to four-family	1	$152	2	$107	3	$259
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	634	3	649	4	1,283
Multifamily	—	—	—	—	—	—
Land	—	—	4	2,700	4	2,700
Construction	—	—	—	—	—	—

Total mortgage loans	2	786	9	3,456	11	4,242
Commercial non-mortgage	—	—	1	19	1	19
Other consumer	—	—	—	—	—	—

Total loans	2	$786	10	$3,475	12	$4,261

At December 31, 2013
Residential mortgage loans:
One-to four-family	—	$—	1	$254	1	$254
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	3	667	1	49	4	716
Multifamily	—	—	1	1,363	1	1,363
Land	—	—	5	4,068	5	4,068
Construction	—	—	—	—	—	—

Total mortgage loans	3	667	8	5,734	11	6,401
Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	1	36	1	36

Total loans	3	$667	9	$5,770	12	$6,437

At December 31, 2012
Residential mortgage loans:
One-to four-family	—	$—	4	$344	4	$344
Home equity	—	—	—	—	—	—
Commercial mortgage loans:
Commercial real estate	1	29	3	721	4	750
Multifamily	—	—	—	—	—	—
Land	—	—	7	4,667	7	4,667
Construction	—	—	—	—	—	—

Total mortgage loans	1	29	14	5,732	15	5,761
Commercial non-mortgage	—	—	1	277	1	277
Other consumer	—	—	—	—	—	—

Total loans	1	$29	15	$6,009	16	$6,038

At December 31, 2011
Residential mortgage loans:
One-to four-family	1	$83	2	$575	3	$658
Home equity	—	—	3	165	3	165
Commercial mortgage loans:
Commercial real estate	1	128	4	980	5	1,108
Multifamily	—	—	—	—	—	—
Land	1	0	5	906	6	906
Construction	—	—	—	—	—	—

Total mortgage loans	3	211	14	2,626	17	2,837

	Loans Delinquent For				Total
	60 to 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Commercial non-mortgage	—	—	1	375	1	375
Other consumer	—	—	—	—	—	—

Total loans	3	$211	15	$3,001	18	$3,212

At December 31, 2010
Residential mortgage loans:
One-to four-family	3	$598	9	$1,092	12	$1,690
Home equity	2	115	1	76	3	191
Commercial mortgage loans:
Commercial real estate	1	97	4	1,061	5	1,158
Multifamily	1	4,266	—	—	1	4,266
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total mortgage loans	7	5,076	14	2,229	21	7,305
Commercial non-mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total loans	7	$5,076	14	$2,229	21	$7,305

Total loans delinquent sixty or more days decreased by $2.1 million to $4.3 million at December 31, 2014 from $6.4 million at December 31, 2013. The decrease in delinquent loans was due primarily to a decrease of $1.4 million in total delinquent land loans and $1.4 million decrease in total delinquent multifamily loans partially offset by a decreases in delinquent commercial real estate of $0.6 million.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2014, we had $335,000 in real estate owned.

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

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) at the dates indicated. At the dates presented we had no assets classified as doubtful.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Classified Assets:
Substandard	21,435	20,128	21,380	26,089	26,905

Total classified assets	$21,435	$20,128	$21,380	$26,089	$26,905

Special mention	2,815	5,889	12,628	16,774	13,964

Total criticized assets	$24,250	$26,017	$34,008	$42,863	$40,869

Of the $21.4 million of substandard assets at December 31, 2014, $9.0 million were comprised of commercial real estate loans, $4.7 million were multi-family loans, $3.5 million were construction loans, $2.7 million were land loans, $1.2 million were one- to four-family residential mortgage loans and approximately $332,000 were commercial non-mortgage loans.

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

Specific Allocations for Identified Problem Loans. We may establish a specific allocation for certain loans. Loss is measured by determining the present value of expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment. Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for potential impairment.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$7,597	$6,671	$9,503	$9,775	$6,507

Charge-offs:
Residential mortgage loans:
One-to four-family	(55)	(210)	(116)	(335)	(33)
Home equity	—	—	—	(161)	—
Commercial mortgage loans:
Commercial real estate	—	—	(1,337)	(785)	(1,597)
Multifamily	—	—	(1,241)	—	—
Land	—	—	(2,393)	(391)	(109)
Construction	(750)	—	(2)	—	—
Commercial non-mortgage	—	—	(84)	—	—
Other consumer	(1)	(2)	(4)	(3)	(7)

Total charge-offs	(806)	(212)	(5,177)	(1,675)	(1,746)

Recoveries:
Residential mortgage loans:
One-to four-family	57	15	27	2	54
Home equity	—	1	16	—	—
Commercial mortgage loans :
Commercial real estate	10	100	36	5	229
Multifamily	—	—	55	—	—
Land	93	182	—	4	226
Construction	—	—	—	—	10
Commercial non-mortgage	—	5	—	—	—
Other consumer	5	5	6	7	4

Total recoveries	165	308	140	18	523
Net (charge-offs) recoveries	(641)	96	(5,037)	(1,657)	(1,223)
Provision for loan losses	1,020	830	2,205	1,385	4,491

Balance at end of period	$7,976	$7,597	$6,671	$9,503	$9,775

Ratios:
Net charge-offs to average loans outstanding	(0.2)%	.1%	(2.0)%	(0.7)%	(1.0)%
Allowance for loan losses to non-performing loans at end of period	86.0%	122.4%	64.0%	65.3%	122.6%
Allowance for loan losses to total loans at end of period	2.6%	2.8%	2.6%	3.7%	4.0%

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

	At December 31,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$881	14.2%	$1,354	18.2%	$1,433	21.5%
Home equity	100	2.1	251	2.9	266	4.0
Commercial mortgage loans:
Commercial real estate	3,573	49.0	2,861	46.1	2,663	39.9
Multifamily	1,391	19.5	1,514	23.0	1,497	22.4
Land	1,205	3.2	1,145	3.6	312	4.7
Construction	539	6.9	285	3.2	302	4.5
Commercial non-mortgage	269	4.7	157	2.6	166	2.5
Other consumer	18	0.4	30	0.4	32	0.5

Total allocated allowance	7,976	100.0	7,597	100.0	6,671	100.0

Total	$7,976	100.0%	$7,597	100.0%	$6,671	100.0%

	At December 31,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$1,580	25.8%	$2,079	33.8%
Home equity	290	5.1	313	4.7
Commercial mortgage loans:
Commercial real estate	3,462	33.8	3,914	33.7
Multifamily	1,933	19.4	1,765	13.3
Land	1,622	5.1	1,036	6.9
Construction	423	7.4	367	3.0
Commercial non-mortgage	165	2.9	269	4.1
Other consumer	28	0.5	32	0.5

Total allocated allowance	9,503	100.0	9,775	100.0

Total	$9,503	100.0%	$9,775	100.0%

The allowance for loan losses increased $0.4 million, or 5.0% to $8.0 million at December 31, 2014 from $7.6 million at December 31, 2013. The increase in our allowance for loan losses was due in part to net recoveries of previously charged-off loans and to cover estimated credit losses related to growth in commercial mortgage loans.

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

Municipal Obligations. At December 31, 2014 we held no municipal obligations. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest-earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Municipal obligations	$—	$—	$123	$123	$241	$241

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2014, we had $2.9 million in brokered deposits through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we may use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2014, we had a total of $109.1 million in certificates of deposit, of which $49.4 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$12,828	5.9%	0.11%	$10,959	6.7%	0.08%	$10,385	6.6%	0.07%
Checking accounts	33,855	15.2	0.08%	32,634	20.0	0.06%	32,424	20.4	0.09%
Money market accounts	64,593	30.1	0.35%	54,954	33.7	0.39%	50,461	31.8	0.44%
Certificates of deposit	102,082	48.8	0.94%	64,659	39.6	0.91%	65,294	41.2	1.50%

Total deposits	$213,358	100.0%	0.58%	$163,206	100.0%	0.51%	$158,564	100.0%	0.79%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$104,795	$69,347	$58,579
2.00% to 2.99%	1,451	904	1,583
3.00% to 3.99%	589	787	1,554
4.00% to 4.99%	1,724	1,849	2,629
5.00% to 5.99%	552	975	949
6.00% to 6.99%	—	—	—

Total	$109,111	$73,862	$65,294

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2014, we had access to additional Federal Home Loan Bank advances of up to $36.3 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$50,000	$61,994	$61,926
Average balance during period	$51,333	$61,963	$62,229
Maximum outstanding at any month end	$52,000	$61,994	$63,871
Weighted average interest rate at end of period	3.97%	3.64%	3.64%
Average interest rate during period	3.81%	3.81%	4.03%

Subsidiary Activities

Wolverine Bank is the wholly owned subsidiary of Wolverine Bancorp, Inc. Wolverine Bank has two subsidiaries, Wolserv Corporation, a Michigan corporation which has a membership interest in a title company, and Wolverine Commercial Holdings LLC, A Michigan LLC owned by Wolverine Bank which holds certain real estate.

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

SUPERVISION AND REGULATION

General

Wolverine Bank is supervised and examined by the Office of the Comptroller of the Currency and is also subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Wolverine Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. Wolverine Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Wolverine Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Wolverine Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Wolverine Bank’s loan documents.

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

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies, as well as changes that affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Wolverine Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2014 Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, we did not have any relationships in excess of 15% of unimpaired capital and surplus.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made non-compliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2014, Wolverine Bank maintained approximately 65.3% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

At December 31, 2014, Wolverine Bank met the criteria for being considered “well-capitalized.”

Deposit Insurance. Wolverine Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Wolverine Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1⁄2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.69 basis points of total assets less tangible capital

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Wolverine Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of Wolverine Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Wolverine Bank was in compliance with this requirement.

Qualified Mortgages and Retention of Credit Risk. The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above). Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

Permissible Activities. The business activities of Wolverine Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

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

Capital. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, Wolverine Bank had no minimum tax credit carryforward.

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

Personnel

As of December 31, 2014, we had 40 full-time employees and 24 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

We operate from our main office in Midland, Michigan, and from our three branch offices located in Midland, Michigan, our one branch office located in Frankenmuth, Michigan and our two loan centers. At December 31, 2014, the net book value of our premises, land and equipment was $1.4 million.

At December 31, 2014. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires

Main Office:
5710 Eastman Avenue
Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: *
118 Ashman Street
Midland, Michigan 48640	Leased	2005	2015

S. Saginaw Road Office:
1015 S. Saginaw Road
Midland, Michigan 48640	Leased	2014	2015

Frankenmuth Office:
464 N. Main Street
Frankenmuth, Michigan 48734	Owned	1978	n/a

Loan Centers:

3200 Tittabawassee Road, Suite 2* Saginaw, Michigan 48604	Leased	1999	2015

1416 State Street* Bay City, MI 48706	Leased	2013	2015

*	Downtown office, the Saginaw Tittabawassee Loan Center, and the Bay City Loan Center are month-to-month leases.

ITEM 3.	Legal Proceedings

At December 31, 2014, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market, Holder and Dividend Information. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “WBKC.” The approximate number of holders of record of Wolverine Bancorp, Inc. common stock as of March 25, 2015 was 675. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Wolverine Bancorp, Inc.’s common stock for the years ended December 31, 2014 and 2013. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

	High	Low	Dividends Declared
Quarter ended December 31, 2014	$23.95	$23.95	$0.60	(1)
Quarter ended September 30, 2014	22.50	22.50
Quarter ended June 30, 2014	22.75	22.70
Quarter ended March 31, 2014	21.60	21.60
Quarter ended December 31,2013	$21.95	$19.70	$0.40	(2)
Quarter ended September 30, 2013	20.30	18.76
Quarter ended June 30, 2013	19.91	18.44
Quarter ended March 31, 2013	19.50	17.70

(1)	On December 8, 2014, the Board of Directors declared a special cash dividend of $0.60 per share. The dividend was payable to stockholders of record as of December 19, 2014 and was paid on December 26, 2014.
(2)	On December 9, 2013, the Board of Directors declared a special cash dividend of $0.40 per share. The dividend was payable to stockholders of record as of December 19, 2013 and was paid on December 27, 2013.

Other than the special dividends payable in December 2014 and 2013 we did not pay dividends. Dividend payments by Wolverine Bancorp, Inc. are dependent, in large part, on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2014 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	121,449	$17.45	129,501
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	121,449	$17.45	129,501

(1)	Reflects exercise price of options only.

(d)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total Number of SharesPurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2)
October 1, 2014 through October 31, 2014	4,000	$22.50	4,000	49,841
November 1, 2014 through November 30, 2014	—	$—	—	49,841
December 1, 2014 through December 31, 2014	2,400	$23.10	2,400	47,441

	6,400		6,400

(1)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.
(3)	The Company’s board of directors approved a stock repurchase program on February 9, 2015 for the repurchase of 110,664 shares of common stock.

On December 10, 2012 the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 122,954 shares. As of December 31, 2013 all shares had been repurchased. On December 9, 2013, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 119,167 shares. As of February 6, 2015, 116,695 shares had been repurchased. On February 9, 2015, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 110,664 shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

(e)	Stock Performance Graph. Not Applicable.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2014, we had total assets of $336.6 million, compared to total assets of $297.8 million at December 31, 2013. During the year ended December 31, 2014, we had net income of $2.7 million ($2.2 million excluding a one-time, after-tax gain on branch sale). For the year ended December 31, 2013, we had a net income of $1.6 million.

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

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2014 and 2013, one- to four-family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 94.9% and 97.0% of our total loan portfolio for 2014 and 2013, respectively.

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

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2014, commercial real estate loans, including multifamily loans and land loans, comprised 71.7% of our total loan portfolio. These loans generally are higher-yielding than one- to four-family residential mortgage loans, and also generally have a shorter term than our one- to four-family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one- to four-family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio. However, we still apply our prudent underwriting standards to any potential participation loan and this is causing slow growth in our participation loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2014, our ratio of non-performing loans to total loans was 2.9%. At December 31, 2014, our ratio of allowance for loan losses to non-performing loans was 86.0%, and our ratio of allowance for loan losses to total loans was 2.6%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2014, 51.2% of our total deposits consisted of these lower cost core deposits compared to 57.3% and 58.7% of total deposits at December 31, 2013 and 2012, respectively. Additionally, at December 31, 2014 we held approximately $37.2 million of lower-cost checking and money market account funds from Michigan cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue this strategy to grow this source of lower cost deposits.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2014 and 2013 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $38.8 million, or 13.0%, to $336.6 million at December 31, 2014 from $297.8 million at December 31, 2013. The increase resulted from an increase of $37.1 million in loans and a $3.8 million increase in interest-earning demand deposits. The increase was offset in part by a decrease of $820,000 in Federal Home Loan bank stock.

Interest-earning demand deposits increased $3.8 million, or 15.0%, to $29.2 million at December 31, 2014 from $25.4 million at December 31, 2013. The increase in interest-earning demand deposits was primarily due to an increase in customer deposits.

Mortgage loans held for sale decreased $730,000 or 56.2%, to $570,000 at December 31, 2014 from $1.3 million at December 31, 2013 due to fluctuation in mortgage secondary market activities.

Net loans increased $37.1 million, or 14.3%, to $296.5 million at December 31, 2014 from $259.4 million at December 31, 2013 as our commercial real estate loans increased by $27.6 million, to

$153.7 million at December 31, 2014 from $126.2 million at December 31, 2013 and our construction loans increased by $13.0 million from $8.7 million at December 31, 2013 to $21.7 million at December 31, 2014. Additionally, one-to-four family residential mortgage loans decreased by $5.4 million, to $44.3 million at December 31, 2014 from $49.7 million at December 31, 2013, primarily due to repayments and refinances. We do not hold a significant amount of fixed rate one- to four-family residential mortgage loans in our portfolio in the current interest rate environment. Additionally home equity loans decreased $1.3 million to $6.6 million from $7.9 million, and multifamily loans decreased $1.6 million, or 2.5%, to $61.2 million from $62.8. These items were partially offset by an increase in commercial non-mortgage loans which increased $7.5 million, to $14.7 million from $7.2 million.

The increase in our allowance for loan losses was due in part to net recoveries of previously charged-off loans and to cover estimated credit losses related to growth in commercial mortgage loans. The majority of our recoveries were either commercial real estate or land loans. The allowance for loan losses as a percentage of total loans decreased to 2.5% as of December 31, 2014, from 2.85% at December 31, 2013, which management believes is adequate.

Securities held to maturity, which had consisted of one municipal security at December 31, 2013, decreased to $0 at December 31, 2014 from $123,000 at December 31, 2013.

Other assets, consisting primarily of deferred federal taxes, increased $0.6 million, or 14.0%, to $4.9 million at December 31, 2014, from $4.3 million at December 31, 2013.

Federal Home Loan Bank stock decreased $820,000 to $2.5 million at December 31, 2014 from $3.3 million at December 31, 2013 due to the redemption of stock.

Deposits increased $50.5 million, or 29.3%, to $223.5 million at December 31, 2014 from $173.0 million at December 31, 2013. Certificates of deposit increased $35.2 million, or 47.7%, to $109.1 million at December 31, 2014 from $73.9 million at December 31, 2013 to fund new loan growth. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $16.4 million, or 16.5%, to $115.7 million at December 31, 2014 from $99.3 million at December 31, 2013. Certificate of deposit growth in 2014 consists of both in-market and out-of-market deposits. Out-of-market deposits were primarily issued through two vehicles, a deposit listing service and brokered deposits. Deposit listing services are used by financial institutions to both issue and purchase certificate of deposits directly from other companies, primarily financial institutions. Financial institutions can also use brokers as a mechanism to raise funds.

Total stockholders’ equity increased $1.2 million, or 2.0%, to $61.5 million at December 31, 2014 from $60.3 million at December 31, 2013 primarily due to total net income of $2.7 million less dividends of $1.3 million and repurchases of our common stock totaling $807,000.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. We recorded net income of $2.2 million ($2.7 million including a one-time, after-tax gain on branch sale) for the year ended December 31, 2014, an increase of $1.1 million as compared to net income of $1.6 million for the year ended December 31, 2013 primarily due to an increase in interest income from loans. Earnings per share for the year ended December 31, 2014 was $1.28, ($1.04 excluding a one-time after tax gain on branch sale). Salaries and employee benefits decreased $0.8 million, or 14.9%, to $4.6 million as of December 31, 2014.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 9.0%, to $14.6 million for the year ended December 31, 2014 from $13.4 million for the year ended December 31, 2013, as the balance of interest-earning assets increased to $328.7 million in 2014 from $290.5 million in 2013 offset in part by a decrease in the average yield on interest-earning assets of 17 basis points to 4.55% during 2013 from 4.72% primarily due to a decrease in the yield on loans as a result of a low interest rate environment, partially offset by the average balance of interest-earning assets increasing $37.0 million to $321.0 million for the year ended December 31, 2014 from $284.0 million for the year ended December 31, 2013.

The biggest component increase in average interest-earning assets was in total loans, which increased $36.3 million, or 14.6%, to $285.5 million for the year ended December 31, 2014 from $249.2 million for the year ended December 31, 2013. Other interest earning assets also increased $2.1 million, or 7.0%, to $32.3 million for the year ended December 31, 2014 from $30.2 million for the year ended December 31, 2013. The average yield on other interest earning assets decreased 16 basis points to 0.19% for the year ended December 31, 2014 from 0.35% for the year ended December 31, 2013.

Interest income on loans increased $1.4 million, or 10.6%, to $14.4 million for the year ended December 31, 2014 from $13.2 million for the year ended December 31, 2013, as the average balance of loans increased to $285.5 million during 2014 from $249.2 million during 2013 offset in part by a decrease in the average yield on net loans of 23 basis points to 5.05% for the year ended December 31, 2014 from 5.28% for the year ended December 31, 2013 reflecting a low interest rate environment.

Interest income on investment securities, other interest-earning assets and FHLB of Indianapolis stock, decreased $54,000, or 21.4%, to $198,000 for the year ended December 31, 2014 from $252,000 for the year ended December 31, 2013. This includes interest income on interest-earning demand deposits, interest-earning time deposits and held-to-maturity securities. The decreased interest income is primarily due a decrease of 16 basis points in the average yield on other assets from 0.35% for the year ended December 31, 2013 to 0.19% for the year ended December 31, 2014.

Interest Expense. Interest expense decreased slightly by $46,000, or 1.4%, to $3.1 million for the year ended December 31, 2014 from $3.2 million for the year ended December 31, 2013, as the average rate we paid on these liabilities decreased 23 basis points to 1.19% from 1.42% primarily as a result of the low interest rate environment, partially offset by the average balance of interest-bearing liabilities increasing $39.5 million, or 17.5%, to $264.7 million for the year ended December 31, 2014 from $225.2 million for the year ended December 31, 2013. Certificate of deposits had the largest increase in interest expense incurred of approximately $262,000 or 44.6%, to $849,000 for the year ended December 31, 2014 from $587,000 for the year ended December 31, 2013, as average balances increased by $37.4 million. The weighted average rate for certificate of deposits decreased 8 basis points to 0.83% for 2014 from 0.91% for 2013.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $12.8 million, or 13.0%, to $111.3 million for the year ended December 31, 2014 from $98.5 million for the year ended December 31, 2013 and the interest on core deposits increased $12,000 to $257,000 for 2014 from $245,000 for 2013. The cost of these funds decreased 2 basis points to 0.23% for the year ended December 31, 2014, from 0.25% for the year ended December 31, 2013.

Net Interest Income. Net interest income increased $1.3 million, or 12.7%, to $11.5 million for the year ended December 31, 2014 from $10.2 million for the year ended December 31, 2013, as our net interest earning assets decreased to $56.3 million from $58.6 million, our net interest rate spread increased 6 basis points to 3.36% from 3.30% and our net interest margin decreased 5 basis points to 3.49% from 3.54%. The decrease in our net interest rate spread and net interest margin is reflected in the historically low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $1.2 million for the year ended December 31, 2014 and a provision for loan losses of $0.8 million for the year ended December 31, 2013. The factors used to evaluate the adequacy of the allowance and provision for loan losses of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. At December 31, 2014, non-performing assets totaled $9.4 million, or 3.0% of total loans, as compared to $7.1 million, or 2.4% of total loans, at December 31, 2013. The increase in non-performing assets was primarily due to one loan relationship of $4.0 million, or $3.5 million net of funds held on deposit. The loan was downgraded to substandard during the second quarter of 2014. As noted in previous 10-Q filings, the situation deteriorated further and therefore the loan was changed to nonaccrual in the fourth quarter of 2014. The allowance for loan losses to total loans receivable decreased to 2.5% at December 31, 2014 from 2.85% at December 31, 2013 primarily due to increased loan balances.

The allowance for loan losses as a percentage of non-performing loans decreased to 86.0% at December 31, 2014 from 122.4% at December 31, 2013, while our non-performing loans increased by $2.3 million from December 31, 2013 to December 31, 2014 primarily due to increased nonaccrual loans. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2014 and 2013.

Noninterest Income. Noninterest income decreased $0.3 million, or 15.0%, to $1.7 million for the year ended December 31, 2014 from $2.0 million for the year ended December 31, 2013. The decrease was due primarily to a decrease of $0.9 million in gains on the sale of mortgage loans, which was the result of reduced loan volume attributable to decreased one-to four- family loan refinances. This was offset by a $0.7 million gain ($0.5 million after tax) on the sale of a branch (Saginaw Road in Midland, MI) completed in the fourth quarter of 2014.

Noninterest Expense. Noninterest expense decreased $1.0 million, or 11.1%, to $8.0 million for the year ended December 31, 2014 from $9.0 million for the year ended December 31, 2013, primarily attributable to an $811,000 decrease in salaries and employee benefits expense due to related to the reorganization of bank personnel and a redesign of operational processes. This was partially offset by an increase of $86,000 in auditing and accounting expense, or 48.3%, to $264,000 for the year ended December 31, 2014 from $178,000 for the year end December 31, 2013 due to increased cost of audits.

Income Tax Expense. We recorded a $1.4 million income tax expense for the year ended December 31, 2014 compared to an $804,000 income tax expense for 2013, reflecting income of $4.1 million before income tax expense during the year ended December 31, 2014 versus income of $2.4 million before income tax expense during the year ended December 31, 2013. Our effective tax rate was 34.7% for the year ended December 31, 2014 compared to an effective tax rate of 34.0% for the year ended December 31, 2013.

Asset Quality

Other real estate owned totaled $335,000, or 0.1% of total assets, at December 31, 2014 as compared to $872,000, or 0.3% of total assets, at December 31, 2013. The largest relationship as of December 31, 2014 was $204,000 or 60.9% of other real estate owned, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $9.4 million, or 2.8% of total assets, at December 31, 2014 as compared to $7.1 million, or 2.4% of total assets, at December 31, 2013.

The largest substandard relationship as of December 31, 2014 had a total balance of $3.5 million. Of the $21.4 million loans rated substandard, approximately $13.8 million are performing.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances which management deems to be representative of operations. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Total loans	$285,465	$14,409	5.05%	$249,229	$13,150	5.28%	$249,242	$13,862	5.56%
Securities and other:
U.S. Government and agency securities	25	1	4.73	211	6	2.77	261	10	3.74
FHLB Stock	3,183	136	4.28	4,123	141	3.41	4,391	148	3.38
Other	32,297	61	0.19	30,234	105	0.35	24,634	136	0.55

Total interest earning assets	320,970	14,607	4.55	283,797	13,402	4.72	278,528	14,156	5.08
Non-interest earning assets	7,777	—		6,726	—		8,152

Total assets	$328,747	$14,607		$290,523	$13,402		$286,680

Interest-bearing liabilities:

Regular savings accounts	$12,828	14	0.11	$10,959	9	0.08	$10,393	8	0.07
Checking accounts	33,855	13	0.04	32,634	21	0.06	29,545	26	0.09
Money market accounts	64,593	230	0.36	54,954	215	0.39	51,849	229	0.44
Certificates of deposit	102,082	849	0.83	64,659	587	0.91	64,644	967	1.50

Total interest-bearing deposits	213,358	1,106		163,206	832		156,431	1,230
Federal Home Loan Bank advances	51,333	2,038	3.97	61,963	2,358	3.81	62,229	2,510	4.03

Total interest-bearing liabilities	264,691	3,144	1.19	225,169	3,190	1.42	218,660	3,740	1.71
Non-interest-bearing liabilities	2,975	—		2,608	—		2,884	—

Total liabilities	267,666	3,144		227,777	3,190		221,544	3,740
Equity	61,081	—		62,748	—		65,136	—

Total liabilities and equity	$328,747	$3,144		$290,525	$3,190		$286,680	$3,740

Net interest income		$11,463			$10,212			$10,416

Net interest rate spread (1)			3.36%			3.30%			3.37%
Net interest earning assets (2)		$56,279			$58,628			$59,868

Net interest margin (3)			3.49%			3.60%			3.74%
Average interest earning assets to interest-bearing liabilities			121.26%			126.04%			127.38%

(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest earning assets:
Loans	1,848	$(589)	$1,259	(1)	$(711)	$(712)
Held to maturity securities	(6)	2	(4)	(2)	(2)	(4)
Other	8	(58)	(50)	46	(85)	(39)

Total interest earning assets	1,850	(644)	1,205	43	(798)	(755)

Interest bearing liabilities:
Regular savings accounts	2	3	5	—	1	1
Checking accounts	1	(8)	(7)	2	(8)	(6)
Money market accounts	36	(20)	16	13	(27)	(14)
Certificates of deposit	315	(55)	260	—	(380)	(380)

Total interest-bearing deposits	354	(80)	274	15	(414)	(399)
Federal Home Loan Bank advances	(418)	98	(320)	(11)	(141)	(152)

Total interest-bearing liabilities	(64)	18	(46)	4	(555)	(551)

Change in net interest income	$1,914	$(663)	$1,251	$39	$(243)	$(204)

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

The table below sets forth, as of December 31 2014, the calculation of the estimated changes in our economic value of equity that would result from the designated immediate changes in the yield curve.

At December 31, 2014
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$70,409	$2,993	4%	21.28%	172
+200	69,584	2,167	3%	20.75%	119
+100	68,586	1,169	2%	20.17%	61
0	66,471	—	—	19.56%	—
-100	65,615	(1,802)	(3%)	18.83%	(73)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 3% increase in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience a 3% in our economic value of equity.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, retail CDs and money markets with larger customers (i.e. municipalities, colleges and universities, nonprofits, medium businesses, etc.), and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2014, our liquidity ratio averaged 10.4% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $29.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2014, we had $3.1 million in loan commitments outstanding plus $5.8 million in unused lines of credit to borrowers and $1.1 million in standby letters of credit. Depending on market conditions, we may be required to pay higher rates on certificates of deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015 in order to retain the deposits. Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2014 and 2013, we originated $153.9 million and $156.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $60.5 million for the year ended December 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $50.0 million at December 31, 2014 and $62.0 million December 31, 2013. Federal Home Loan Bank advances have been used primarily to fund loan demand. However in 2014 we paid off Federal Home Loan Bank advances as they matured. At December 31, 2014, we had the ability to borrow up to an additional $36.3 million from the Federal Home Loan Bank of Indianapolis and had additional Fed Funds purchase limits of $28.0 million with four correspondent banks.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 9 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets – December 31, 2014 and 2013;

(C)	Consolidated Statements of Income for the years ended December 31, 2014 and 2013;

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

December 31, 2014 and 2013

Wolverine Bancorp, Inc.

December  31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wolverine Bancorp, Inc.

Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 31, 2015

Wolverine Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in Thousands)

Assets

	2014	2013

Cash and due from banks	$477	$791
Interest-earning demand deposits	29,209	25,390

Cash and cash equivalents	29,686	26,181
Held to maturity securities	—	123
Loans held for sale	570	1,325
Loans, net of allowance for loan losses of $7,976 and $7,597	296,477	259,381
Premises and equipment, net	1,384	1,569
Federal Home Loan Bank stock	2,500	3,320
Other real estate owned	335	872
Accrued interest receivable	777	699
Other assets	4,895	4,291

Total assets	$336,624	$297,761

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$223,529	$172,983
Federal Home Loan Bank advances	50,000	61,994
Interest payable and other liabilities	1,557	2,459

Total liabilities	275,086	237,436

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,263,848 and 2,297,725 at December 31, 2014 and 2013	23	23
Additional paid-in capital	18,640	18,952
Unearned employee stock ownership plan (ESOP)	(1,564)	(1,666)
Retained earnings	44,439	43,016

Total stockholders’ equity	61,538	60,325

Total liabilities and stockholders’ equity	$336,624	$297,761

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013
Interest and Dividend Income
Loans	$14,409	$13,150
Investment securities and other	198	252

Total interest and dividend income	14,607	13,402

Interest Expense
Deposits	1,106	832
Borrowings	2,038	2,358

Total interest expense	3,144	3,190

Net Interest Income	11,463	10,212

Provision for Loan Losses	1,020	830

Net Interest Income After Provision for Loan Losses	10,443	9,382

Noninterest Income
Service charges and fees	239	228
Net gains on loan sales	585	1,525
Net gain (loss) of other real estate owned	(37)	3
Gain on sale of premises and equipment	747	—
Other	148	219

Total noninterest income	1,682	1,975

Noninterest Expense
Salaries and employee benefits	4,637	5,447
Net occupancy and equipment expense	883	876
Information technology expense	238	230
Federal deposit insurance corporation premiums	206	219
Professional and service fees	491	442
Other real estate owned expense	85	81
Loan legal expenses	59	140
Advertising expenses	173	268
Michigan business tax	181	186
Other	1,063	1,105

Total noninterest expense	8,016	8,994

Income Before Income Tax	4,109	2,363

Provision for Income Taxes	1,426	804

Net Income and Comprehensive Income	$2,683	$1,559

Earnings Per Share:
Basic	$1.28	$0.69

Diluted	$1.27	$0.69

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2014 and 2013

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2013	$24	$21,850	$(1,767)	$42,340	$62,447

Net income	—	—	—	1,559	1,559

Purchase of 123,641 shares of treasury stock	(1)	(3,344)	—	—	(3,345)

Share based compensation	—	333	—	—	333

ESOP shares earned	—	113	101	—	214

Dividends ($.40 per share)	—	—	—	(883)	(883)

Balances at December 31, 2013	23	18,952	(1,666)	43,016	60,325

Net income	—	—	—	2,683	2,683

Purchase of 35,993 shares of treasury stock	—	(807)	—	—	(807)

Exercised options	—	46	—	—	46

Share based compensation	—	307	—	—	307

ESOP shares earned	—	142	102	—	244

Dividends ($.60 per share)	—	—	—	(1,260)	(1,260)

Balances at December 31, 2014	$23	$18,640	$(1,564)	$44,439	$61,538

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2014 and 2013 (Dollars in Thousands)

	2014	2013
Operating Activities
Net income	$2,683	$1,559
Items not requiring (providing) cash
Depreciation	252	221
Provision for loan losses	1,020	830
Amortization of Federal Home Loan Bank advances	6	68
Deferred income taxes	(114)	(294)
Earned ESOP shares	244	214
Loans originated for sale	(17,007)	(51,903)
Proceeds from loans sold	18,347	54,747
Gain on sale of loans	(585)	(1,525)
Gain on sale of premises and equipment	(747)	—
Share based compensation	307	333
Changes in
Interest receivable and other assets	(472)	546
Interest payable and other liabilities	(902)	115

Net cash provided by operating activities	3,032	4,911

Investing Activities
Proceeds from calls, maturities and pay-downs of held to maturity securities	123	118
Net change in loans	(38,483)	(7,112)
Proceeds from sale of premises and equipment	752	—
Proceeds from redemption of FHLB Stock	820	1,071
Proceeds from sale of real estate owned	808	714
Purchase of premises and equipment	(72)	(264)

Net cash provided by (used in) investing activities	(36,052)	(5,473)

Financing Activities
Net change in money market, checking and savings accounts	15,297	5,851
Net change in certificates of deposit	35,249	8,568
Repayment of Federal Home Loan Bank advances	(12,000)	—
Proceeds from stock options exercised	46	—
Repurchase of common stock	(807)	(3,345)
Dividends paid	(1,260)	(883)

Net cash provided by financing activities	36,525	10,191

Increase in Cash and Cash Equivalents	3,505	9,629

Cash and Cash Equivalents, Beginning of Year	26,181	16,552

Cash and Cash Equivalents, End of Year	$29,686	$26,181

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,125	$3,190
Income tax paid	1,660	1,270
Loans transferred to other real estate	367	739

See Notes to Consolidated Financial Statements

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Bank’s additional wholly owned subsidiaries, Wolserv Corporation and Wolverine Commercial Holdings LLC, are included in the consolidated financial statements.

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

Unearned ESOP shares, which are not vested, and unvested restricted stock awards are excluded from the computation of average shares outstanding.

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

December 31, 2014 and 2013

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

The FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements. The company is still evaluating the impact the ASU might have on the Company’s consolidated financial statements.

In August 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.

The amendments in this Update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In August 2014, FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.

The amendments in this Update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this Update to foreclosures that occur after the date of adoption. For the modified retrospective transition, an entity should apply the amendments in the Update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, FASB issued (ASU) 2014-12 “Compensation - Stock Compensation”. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, FASB issued ASU 2014-11 “Transfers and Servicing”. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09 “Revenue from Contracts with Customers”. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In April 2014, FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ”. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.”

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In January 2014, FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments

The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Recently the FASB and the Internal Accounting Standards Board (IASB) (the Boards) have published for public comment revised Exposure Drafts outlining proposed changes to the accounting for leases.

The proposals aim to improve the quality and comparability of financial reporting by providing greater transparency about leverage, the assets an organization uses in its operations and the risks to which it is exposed from entering into leasing transactions. Under existing accounting standards, a majority of leases are not reported on a lessee’s balance sheet. The amounts involved can be substantial. Additionally, the existing accounting models for leases require lessees and lessors to classify their leases as either capital leases (e.g., a lease of equipment for nearly all of its economic life) or operating leases (e.g., a lease of office space for 10 years) and to account for those leases differently.

For capital leases, a lessee recognizes lease assets and liabilities on the balance sheet. For operating leases, a lessee does not recognize lease assets or liabilities on the balance sheet. The existing standards have been criticized for failing to meet the needs of users of financial statements because they do not always provide a complete representation of leasing transactions. In response to this criticism, in 2006 the Boards initiated a joint project to improve the financial reporting of leasing activities under International Financial Reporting Standards (IFRSs) and U.S. GAAP. The Boards have developed an approach to lease accounting that would require a lessee to recognize assets and liabilities for the rights and obligations created by leases. A lessee would recognize assets and liabilities for leases of more than 12 months.

Stakeholders have informed the Boards that there are a wide variety of lease transactions with different economics. To better reflect those differing economics, the revised Exposure Drafts propose a dual approach to the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For most real estate leases, a lessee would report a straight-line lease expense in its income statement. For most other leases, such as equipment or vehicles, a lessee would report amortization of the asset separately from interest on the lease liability. The Boards are also proposing disclosures that should enable investors and other users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases.

The leases project is a converged effort between the Boards. The revised Exposure Drafts for both organizations are nearly identical. The differences between the two proposals are primarily related to existing differences between U.S. GAAP and IFRS and decisions the FASB made related to nonpublic entities.

The Boards are also proposing changes to how equipment and vehicle lessors would account for leases that are off balance sheet. Those changes would provide greater transparency about such lessors’ exposure to credit risk and asset risk.

Comments were due by September 13, 2013.

Note 2:	Restriction on Cash and Due From Banks

We are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014 was $556.

At December 31, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $2,494. Additionally, the Company had approximately $1,622 and $23,146 on deposit with the Federal Home Loan Bank of Indianapolis and Federal Reserve Bank of Chicago, as of December 31, 2014, which are not federally insured.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2014
Municipals	$–	$–	$–	$–

December 31, 2013
Municipals	$123	$–	$–	$123

There were no sales of securities during 2014 or 2013.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2014	December 31, 2013
Real Estate
One-to four-family	$44,316	$49,726
Home equity	6,645	7,912
Commercial mortgage loans
Commercial real estate	153,705	126,154
Multifamily	61,204	62,790
Land	10,060	9,734
Construction	21,673	8,669
Commercial non-mortgage	14,717	7,226
Consumer	1,142	1,167

Total loans	313,462	273,378
Less
Net deferred loan fees, premiums and discounts	555	467
Undisbursed portion of loans	8,454	5,933
Allowance for loan losses	7,976	7,597

Net loans	$296,477	$259,381

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014 and 2013:

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of December 31, 2014

Allowance for loan losses:

Balance, beginning of year	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597

Provision charged to expense	(475)	(151)	702	(123)	(33)	1,004	112	(16)	1,020

Losses charged off	(55)	—	—	—	—	(750)	—	(1)	(806)

Recoveries	57	—	10	—	93	—	—	5	165

Balance, end of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976

Ending Balance: individually evaluated for impairment	$—	$—	$200	$100	$850	$—	$—	$—	$1,150

Ending balance: collectively evaluated for impairment	$881	$100	$3,373	$1,291	$355	$539	$269	$18	$6,826

Loans:
Ending Balance	$44,316	$6,645	$153,705	$61,204	$10,060	$21,673	$14,717	$1,142	$313,462

Ending Balance: individually evaluated for impairment	$1,645	$63	$8,956	$8,192	$3,224	$5,349	$351	$—	$27,780

Ending Balance: collectively evaluated for impairment	$42,671	$6,582	$144,749	$53,012	$6,836	$16,324	$14,366	$1,142	$285,682

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of December 31, 2014 and 2013:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
As of December 31	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$40,253	$45,735	$6,645	$7,806	$131,833	$107,825	$47,308	$48,808
Pass (Closely Monitored)	2,446	1,827	—	106	10,446	4,081	9,244	9,170
Special Mention	413	818	—	—	2,383	4,992	—	—
Substandard	1,204	1,346	—	—	9,043	9,256	4,652	4,812
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$44,316	$49,726	$6,645	$7,912	$153,705	$126,154	$61,204	$62,790

	Land		Construction		Commercial Non- Mortgage		Consumer		Total
As of December 31	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$5,160	$3,742	$18,213	$8,669	$14,023	$6,540	$1,142	$1,167	$264,577	$230,292
Pass (Closely Monitored)	2,156	1,830	—	—	343	55	—	—	24,635	17,069
Special Mention	—	43	—	—	19	36	—	—	2,815	5,889
Substandard	2,744	4,119	3,460	—	332	595	—	—	21,435	20,128
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$10,060	$9,734	$21,673	$8,669	$14,717	$7,226	$1,142	$1,167	$313,462	$273,378

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

The following table is a summary of our past due and non-accrual loans as of December 31, 2014 and 2013:

As of December 31, 2014:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$334	$152	$107	$593	$43,723	$44,316	$—	$107
Home Equity	—	—	—	—	6,645	6,645	—	—
Commercial Real Estate	818	634	649	2,101	151,604	153,705	—	1,339
Multifamily	—	—	—	—	61,204	61,204	—	—
Land	—	—	2,700	2,700	7,360	10,060	—	2,700
Construction	3,960	—	—	3,960	17,713	21,673	—	3,960
Commercial Non-Mortgage	—	—	19	19	14,698	14,717	—	19
Consumer	—	—	—	—	1,142	1,142	—	—

Total	$5,112	$786	$3,475	$9,373	$304,089	$313,462	$—	$8,125

As of December 31, 2013:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$217	$—	$254	$471	$49,255	$49,726	$—	$254
Home Equity	—	—	—	—	7,912	7,912	—	—
Commercial Real Estate	716	667	49	1,432	124,722	126,154	—	779
Multifamily	—	—	1,363	1,363	61,427	62,790	1,363	—
Land	—	—	4,068	4,068	5,666	9,734	27	4,041
Construction	—	—	—	—	8,669	8,669	—	—
Commercial Non-Mortgage	—	—	36	36	7,190	7,226	—	157
Consumer	—	—	—	—	1,167	1,167	—	—

Total	$933	$667	$5,770	$7,370	$266,008	$273,378	$1,390	$5,231

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

The following table present impaired loans for the year ended December 31, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance

1-4 Family	$1,467	$1,643	$—	$1,472	$77

Home Equity	63	63	—	65	2

Commercial Real Estate	6,029	8,309	—	6,680	323

Multifamily	6,847	7,661	—	6,941	392

Land	524	805	—	504	4

Construction	5,349	4,712	—	3,664	57

Commercial Non-Mortgage	19	19	—	137	5

Consumer	—	—	—	—	—

Loans with a specific valuation allowance

1-4 Family	$178	$178	$—	$180	$8

Home Equity	—	—	—	—	—

Commercial Real Estate	2,927	2,927	200	3,000	200

Multifamily	1,345	1,345	100	1,355	83

Land	2,700	4,060	850	3,044	1

Construction	—	—	—	2,674	107

Commercial Non-Mortgage	332	332	—	343	18

Consumer	—	—	—	—	—

Totals

1-4 Family	$1,645	$1,821	$—	$1,652	$85

Home Equity	63	63	—	65	2

Commercial Real Estate	8,956	11,236	200	9,680	523

Multifamily	8,192	9,006	100	8,296	475

Land	3,224	4,865	850	3,548	5

Construction	5,349	4,712	—	6,338	164

Commercial Non-Mortgage	351	351	—	480	23

Consumer	—	—	—	—	—

Total	$27,780	$32,054	$1,150	$30,059	$1,277

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Loans to related parties totaled $7,872 and $5,230 at December 2014 and 2013, respectively. The increase resulted from new debt of $5,061 and a decrease due to $2,419 in payoffs and repayments.

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

December 31, 2014 and 2013

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

The following tables summarize the loans that have been restructured as TDRs during the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended December 31, 2014
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Construction	1	$4,710	$4,710
Land	1	614	614

Total	2	$5,324	$5,324

	Twelve Months Ended December 31, 2013
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	1	$655	$655

One TDR listed above for the twelve months ended December 31, 2014 resulted in a $750,000 charge off in the fourth quarter of 2014. The TDRs described above for the twelve months ended December 31, 2014 did not have a material impact on the allowance for loan losses or a material charge-off.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

A default on a TDR occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned. The Bank did not have any TDR loans default during the past 12 months. The Bank had no TDR loans that defaulted in 2014.

The following tables summarize the loans that have been restructured as TDRs based on the type of modification or concession granted to the borrower during the twelve months ending December 31, 2014 and 2013:

As of December 31, 2014	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
1-4 Family	—	$—	—	$—	—	$—	$—
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Land	—	—	—	—	1	614	614
Construction	1	4,710	—	—	—	—	4,710
Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	1	$4,710	—	$—	1	$614	$5,324

As of December 31, 2013	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
1-4 Family	—	$—	—	$—	—	$—	$—
Home Equity	—	—	—	—	—	—	—
Commercial Real Estate	—	—	1	655	—	—	655
Multifamily	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Commercial Non-Mortgage	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	—	$—	1	$655	—	$—	$655

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the year ended December 31, 2014, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2014	2013
Land	$514	$514
Buildings and improvements	3,146	3,146
Furniture, fixtures and equipment	3,172	3,104

	6,832	6,764
Less accumulated depreciation	(5,448)	(5,195)

Net premises and equipment	$1,384	$1,569

Note 6:	Deposits

Deposits at year-end are summarized as follows:

	2014	2013
Savings accounts	$13,249	$11,630
Checking accounts	33,819	33,674
Money market accounts	67,350	53,817
Certificates of deposit	109,111	73,862

	$223,529	$172,983

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

At December 31, 2014, scheduled maturities of certificates of deposit are as follows:

2015	$49,356
2016	14,981
2017	26,531
2018	7,460
2019	10,018
Thereafter	765

$109,111

Time deposits of $100 or more were $85,833 and $48,076 at December 31, 2014 and 2013.

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $50,000 at December 31, 2014 and $62,000 at December 31, 2013. At December 31, 2014, the advances are at fixed rates and bear interest at rates ranging from 1.92% to 5.25% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $166,385 Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of our Federal Home Loan Bank advances at December 31, 2014, are:

2015	13,000
2016	—
2017	10,000
2018	5,000
2019	—
Thereafter	22,000

Total	$50,000

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Note 8:	Income Taxes

The provision for income taxes includes these components:

	2014	2013
Taxes currently payable	$1,540	$1,098
Deferred income taxes	(114)	(294)

Income tax expense	$1,426	$804

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2014	2013
Computed at the statutory rate (34%)	$1,397	$803
Increase (decrease) resulting from
Tax exempt interest	(49)	(45)
Other	78	46

Actual tax expense	$1,426	$804

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2014	2013
Deferred tax assets
Allowance for loan losses	$2,712	$2,583
Depreciation	125	110
Deferred loan fees	191	165
Deferred compensation	189	249
Real estate owned	1	8
Tax credits	—	43
Other	166	122

	3,384	3,280

Deferred tax liabilities
FHLB stock dividends	31	41

Net deferred tax asset	$3,353	$3,239

Retained earnings at December 31, 2014 include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2014.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements. The open tax years subject to examination by taxing authorities are the years subsequent to 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2014 and 2013, that we meet all capital adequacy requirements to which we are subject.

As of December 31, 2014, the most recent notification from the Office of Comptroller of the Currency categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed our category.

Our actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total risk-based capital (to risk-weighted assets)	$62,224	22.7%	$21,936	8.0%	$27,420	10.0%
Tier I capital (to risk-weighted assets)	58,763	21.4	10,968	4.0	16,452	6.0
Tier I capital (to adjusted total assets)	58,763	17.6	13,396	4.0	16,745	5.0

As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$60,935	25.9%	$18,827	8.0%	$23,533	10.0%
Tier I capital (to risk-weighted assets)	57,936	24.6	9,413	4.0	14,120	6.0
Tier I capital (to adjusted total assets)	57,936	19.6	11,827	4.0	14,784	5.0

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Dividend Restriction

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2014, approximately $3,669 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 10:	Employee Benefits

We have a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation with us matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%. Additionally, we can make discretionary contributions to our 401 (k) plan. Employer contributions charged to expense for the years ended 2014 and 2013 were $73 and $81 respectively.

Employee Stock Ownership Plan (ESOP)

As part of the conversion, we established an ESOP covering substantially all of our employees. The ESOP acquired 200,600 shares of WBKC common stock at $10.00 per share in the conversion with funds provided by a loan from the Company. Accordingly, $2,006 of common stock acquired by the ESOP reduced stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by our Board of Directors, are made to the ESOP. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan.

ESOP expense for the years ended December 31, 2014 and 2013 was $244 and $214, respectively.

The ESOP shares as of December 31 were as follows:

	2014	2013
Allocated shares	41,755	33,583
Unearned shares	156,458	166,655

Total ESOP shares	198,213	200,238

Fair value of unearned shares at December 31	$3,747	$3,550

We are obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2014 and 2013, the fair value of the 41,755 and 33,583 allocated shares held by the ESOP was $1,019 and $715.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired loans	$3,822	$—	$—	$3,822

December 31, 2013
Collateral-dependent Impaired loans	$7,681	$—	$—	$7,681

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range
December 31, 2014 Collateral-dependent impaired loans	$3,822	Market comparable properties	Marketability discount	6%-38%(7%)

December 31, 2013 Collateral-dependent impaired loans	$7,681	Market comparable properties	Marketability discount	9%-46%(34%)

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014

Financial assets
Cash and cash equivalents	$29,686	$29,686	$—	$—
Loans held for sale	570	—	570	—
Loans, net of allowance for loan losses	296,477	—	—	299,514
Federal Home Loan Bank stock	2,500	—	2,500	—
Interest receivable	777	—	777	—

Financial liabilities

Deposits	$223,659	$114,418	$—	$110,560
Federal Home Loan Bank advances	50,000	—	50,567	—
Interest payable	157	—	157	—

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

At year-end, these financial instruments are summarized as follows:

	2014	2013
Commitments to extend credit	$17,393	$8,432
Unused portions of lines of credit	5,790	2,683
Standby letters of credit	1,107	275

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Note 13:	Earnings Per Share (In thousands except per share amounts)

Years ended December 31	2014	2013
Net income	$2,683	$1,559
Dividends and undistributed earnings allocated participating securities	(52)	(42)

Income attributable to common shareholders	$2,631	$1,517

Weighted average shares outstanding	2,276	2,427
Less: average unearned ESOP and unvested restricted stock	(220)	(237)

Average shares	2,056	2,190
Effect of diluted based awards	14	2

Average common and common-equivalent shares for diluted EPS	2,070	2,192

Basic EPS	$1.28	$0.69
Diluted EPS	$1.27	$0.69

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan are authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total share-based compensation expense pursuant to the Plan for the years ended December 31, 2014 and 2013 was $307 and $333, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	129,080	$17.30	9	$516
Granted	2,350	22.01	10	—
Exercised	(5,004)	17.32	—	—
Forfeited	(4,977)	17.38	—	—
Expired	—	—	—	—

Options outstanding at December 31, 2014	121,449	$17.45	8	$789

Exercisable at December 31, 2014	46,436	$17.30	8	$309

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

The fair value of the Company’s stock options granted on May 30, 2014 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	18.02%
Risk-free interest rate	2.14%
Expected dividend yield	1.90%
Expected life (in years)	7.50
Exercise price for the stock options	$22.01
Grant date fair value	$2.44

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

As of December 31, 2014, the Bank had $163 of unrecognized compensation expense related to stock options. The cost is expected to be recognized over a weighted-average period of 2.70 years. The total fair value of options vested in the year ended December 31, 2014 was $1,141. Stock option expense for the years ended December 31, 2014 and 2013 was $60 and $65 respectivelly.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	59,723	$17.33
Granted	1,175	22.01
Vested	(14,868)	17.32
Forfeited	(2,056)	17.48

Non-vested at December 31, 2014	43,974	$17.44

As of December 31, 2014, the Company had $675 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the years ended December 31, 2014 and 2013 were $247 and $268 respectively.

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$990	$370
Investment in subsidiary	60,490	60,045
Other assets	125	7

Total assets	$61,605	$60,422

Liabilities – Other	$67	$97
Stockholders’ Equity	61,538	60,325

Total liabilities and stockholders’ equity	$61,605	$60,422

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Condensed Statements of Income and Comprehensive Income

	December 31, 2014	December 31, 2013
Income - Dividends from subsidiary	$3,000	$—

Expense	325	297

Income (Loss) Before Income Tax and Equity in Undistributed Income (Distribution in Excess of Income)	2,675	(297)

Income Tax Benefit	114	—

Income (Loss) Before Equity in Undistributed Income (Distribution in Excess of Income)	2,789	(297)

Equity in Undistributed Income (Distribution in Excess of Income)	(106)	1,856

Net Income and Comprehensive Income	$2,683	$1,559

Wolverine Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(Dollars in Thousands)

Condensed Statements of Cash Flows

	December 31, 2014	December 31, 2013
Operating Activities
Net income	$2,683	$1,559
Items not requiring (providing) cash:
Equity in (undistributed income) distributions in excess of income of subsidiary	106	(1,856)
Change in other assets	(72)	190
Change in other liabilities	(30)	56

Net cash used in operating activities	2,687	(51)

Financing Activities
Purchase of treasury stock	(807)	(3,345)
Dividends paid	(1,260)	(883)

Net cash used in financing activities	(2,067)	(4,228)

Net Change in Cash and Cash Equivalents	620	(4,279)
Cash and Cash Equivalents at Beginning of Year	370	4,649

Cash and Cash Equivalents at End of Year	$990	$370

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: March 31, 2015	By:	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David H. Dunn David H. Dunn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015

/s/ Rick A. Rosinski Rick A. Rosinski	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2015

/s/ Richard M. Reynolds Richard M. Reynolds	Chairman of the Board	March 31, 2015

/s/ Roberta N. Arnold Roberta N. Arnold	Director	March 31, 2015

/s/ Eric P. Blackhurst Eric P. Blackhurst	Director	March 31, 2015

/s/ J.W. Fisher J.W. Fisher	Director	March 31, 2015

/s/ J. Donald Sheets J. Donald Sheets	Director	March 31, 2015

/s/ Howard I. Ungerleider Howard I. Ungerleider	Director	March 31, 2015

/s/ Joseph M. VanderKelen Joseph M. VanderKelen	Director	March 31, 2015

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*

3.2	Bylaws of Wolverine Bancorp, Inc.*

4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement of David H. Dunn**

10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**

10.3	2002 Long Term Incentive Plan, as amended*

10.4	2006 Long Term Incentive Plan, as amended for Dunn*

10.5	2006 Long Term Incentive Plan, as amended for Rosinski*

21	Subsidiaries

23	Consent of Independent Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.