Form 10-Q
period 2015-03-31
Wolverine Bancorp, Inc.
filed 2015-05-15
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of April 15, 2015, was 2,205,665.

Wolverine Bancorp, Inc.

Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$419	$477
Interest-earning demand deposits	54,352	29,209

Cash and cash equivalents	54,771	29,686
Investment securities held to maturity	499	—
Loans held for sale	960	570
Loans, net of allowance for loan losses of $8,236 and $7,976	286,982	296,477
Premises and equipment, net	1,333	1,384
Federal Home Loan Bank stock	2,700	2,500
Other real estate owned	259	335
Accrued interest receivable	835	777
Other assets	4,877	4,895

Total assets	$353,216	$336,624

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$229,603	$223,529
Federal Home Loan Bank advances	60,000	50,000
Interest payable and other liabilities	2,583	1,557

Total liabilities	292,186	275,086

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,205,665 and 2,263,848 at March 31, 2015 and December 31, 2014	23	23
Additional paid-in capital	17,366	18,640
Unearned employee stock ownership plan (ESOP)	(1,537)	(1,564)
Retained earnings	45,178	44,439

Total stockholders’ equity	61,030	61,538

Total liabilities and stockholders’ equity	$353,216	$336,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans	$3,615	$3,360
Investment securities and other	62	49

Total interest and dividend income	3,677	3,409

Interest Expense
Deposits	325	190
Borrowings	525	531

Total interest expense	850	721

Net Interest Income	2,827	2,688
Provision for Loan Losses	250	300

Net Interest Income After Provision for Loan Losses	2,577	2,388

Noninterest Income
Service charges and fees	67	51
Net gain on loan sales	176	120
Net loss on sale of real estate owned	(37)	(21)
Other	109	39

Total noninterest income	315	189

Noninterest Expense
Salaries and employee benefits	1,028	1,231
Net occupancy and equipment expense	220	230
Information technology expense	57	60
Federal deposit insurance corporation premiums	46	53
Professional and services fees	107	151
Other real estate owned expense	12	19
Loan legal expense	64	12
Advertising expense	20	40
Michigan business tax	47	51
Other	214	266

Total noninterest expense	1,815	2,113

Income Before Income Tax	1,077	464
Provision for Income Taxes	338	160

Net Income and Comprehensive Income	$739	$304

Earnings Per Share:
Basic	$0.36	$0.14

Diluted	$0.36	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Operating Activities
Net income	$739	$304
Items not requiring (providing) cash
Depreciation	61	65
Provision for loan losses	250	300
Loss (gain) on other real estate owned	37	21
Loans originated for sale	(5,928)	(3,234)
Proceeds from loans sold	5,714	3,960
Net gain on sale of loans	(176)	(120)
Share based compensation	78	84
Changes in
Earned ESOP shares	65	—
Deferred income taxes	(13)	—
Interest receivable and other assets	(219)	(141)
Interest payable and other liabilities	984	14

Net cash provided by operating activities	1,592	1,252

Investing Activities
Purchase of held to maturity	(499)	—
Proceeds from calls, maturities and pay-downs of held to maturity securities	—	66
Net change in loans	9,420	(18,139)
Proceeds from sale of real estate owned	87	193
Purchase of FHLB stock	(200)	—

Net cash provided (used) by investing activities	8,808	(17,880)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	901	10,553
Net change in certificates of deposit	5,174	15,058
Repayment of Federal Home Loan Bank advances	—	(10,000)
Proceeds from Federal Home Loan Bank advances	10,000	—
Purchase of common stock	(1,390)	(86)

Net cash provided (used) by financing activities	14,685	15,525

Change in Cash and Cash Equivalents	25,085	(1,103)
Cash and Cash Equivalents, Beginning of Period	29,686	26,181

Cash and Cash Equivalents, End of Period	$54,771	$25,078

Supplemental Disclosures of Cash Flows Information
Interest paid	$815	$711
Income taxes paid	175	200
Loans transferred to real estate owned	42	255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2015	$23	$18,640	$(1,564)	$44,439	61,538
Net income	—	—	—	739	739
Purchase of 58,183 shares of common stock	—	(1,390)	—	—	(1,390)
Share based compensation expense	—	78	—	—	78
ESOP shares earned	—	38	27	—	65

Balances at March 31, 2015	$23	$17,366	$(1,537)	$45,178	$61,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2015.

Note 2: Accounting Developments

The FASB has issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The FASB has issued an ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ (Codification) and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operations.

In May 2014, the FASB, in joint cooperation with IASB, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
March 31, 2015
Treasury bond	$499	$1	$—	$500

The amortized cost and fair value of securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized Cost	Fair Value
Within one year	$499	$500
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

Totals	$499	$500

There were no sales of securities during the three ended March 31, 2015 and 2014.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2015	2014
Real Estate
One-to four-family	$42,337	$44,316
Home equity	5,999	6,645
Commercial mortgage loans
Commercial real estate	155,700	153,705
Multifamily	59,374	61,204
Land	10,149	10,060
Construction	20,847	21,673
Commercial Non-mortgage	12,073	14,717
Consumer	1,272	1,142

Total loans	307,751	313,462
Less
Net deferred loan fees, premiums and discounts	529	555
Undisbursed portion of loans	12,004	8,454
Allowance for loan losses	8,236	7,976

Net loans	$286,982	$296,477

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015, December 31, 2014 and March 31, 2014:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of March 31, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	22	(9)	131	(90)	156	78	(40)	2	250
Losses charged off	(45)	—	—	—	—	—	—	(1)	(46)
Recoveries	16	—	39	—	—	—	—	—	55

Balance, end of period	$874	$91	$3,743	$1,301	$1,362	$617	$229	$19	$8,236

Ending Balance: individually evaluated for impairment	$—	$—	$200	$100	$850	$—	$—	$—	$1,150

Ending balance: collectively evaluated for impairment	$874	$91	$3,543	$1,201	$512	$617	$229	$19	$7,086

Loans:
Ending Balance	$42,337	$5,999	$155,700	$59,374	$10,149	$20,847	$12,073	$1,272	$307,751

Ending Balance: individually evaluated for impairment	$1,775	$60	$13,840	$8,125	$2,918	$—	$325	$—	27,043

Ending Balance: collectively evaluated for impairment	$40,562	$5,939	$141,860	$51,249	$7,231	$20,847	$11,748	$1,272	$280,708

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
Year to date analysis as of March 31, 2014
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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of March 31, 2015 and December 31, 2014:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$38,290	$40,253	$5,999	$6,645	$131,710	$131,833	$45,641	$47,308
Pass (Closely Monitored)	2,303	2,446	—	—	9,544	10,446	9,131	9,244
Special Mention	410	413	—	—	1,506	2,383	—	—
Substandard	1,334	1,204	—	—	12,940	9,043	4,602	4,652
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$42,337	$44,316	$5,999	$6,645	$155,700	$153,705	$59,374	$61,204

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$5,433	$5,160	$20,634	$18,213	$11,399	$14,023	$1,272	$1,142	$260,378	$264,577
Pass (Closely Monitored)	1,880	2,156	213	—	349	343	—	—	23,420	24,635
Special Mention	—	—	—	—	—	19	—	—	1,916	2,815
Substandard	2,836	2,744	—	3,460	325	332	—	—	22,037	21,435
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$10,149	$10,060	$20,847	$21,673	$12,073	$14,717	$1,272	$1,142	$307,751	$313,462

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

The following table is a summary of our past due and non-accrual loans as of March 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$184	$237	$66	$487	$41,850	$42,337	$—	$66
Home Equity	—	—	—	—	5,999	5,999	—	—
Commercial Real Estate	5,003	29	879	5,911	149,789	155,700	—	5,241
Multifamily	—	—	—	—	59,374	59,374	—	—
Land	—	—	2,408	2,408	7,741	10,149	—	2,408
Construction	—	—	—	—	20,847	20,847	—	—
Commercial Non-Mortgage	—	—	—	—	12,073	12,073	—	—
Consumer	—	—	—	—	1,272	1,272	—	—

Total	$5,187	$266	$3,353	$8,806	$298,945	$307,751	$—	$7,715

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at March 31, 2015:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	QTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,598	$1,773	$—	$1,525	20
Home Equity	60	60	—	62	—
Commercial Real Estate	11,250	14,118	—	11,314	69
Multifamily	6,782	7,597	—	6,814	81
Land	510	791	—	517	7
Construction	—	—	—	2,674	—
Commercial Non-Mortgage	—	—	—	10	—
Consumer	—	—	—	—	—
Loans with a specific valuation allowance
1-4 Family	177	177	—	178	3
Home Equity	—	—	—	—	—
Commercial Real Estate	2,590	2,590	200	2,758	48
Multifamily	1,343	1,343	100	1,344	20
Land	2,408	3,937	850	2,554	1
Construction	—	—	—	—	—
Commercial Non-Mortgage	325	325	—	329	6
Consumer	—	—	—	—	—
Total
1-4 Family	$1,775	$1,950	$—	$1,703	$23
Home Equity	60	60	—	62	—
Commercial Real Estate	13,840	16,708	200	14,072	117
Multifamily	8,125	8,940	100	8,158	101
Land	2,918	4,728	850	3,071	8
Construction	—	—	—	2,674	—
Commercial Non-Mortgage	325	325	—	339	6
Consumer	—	—	—	—	—

Total	$27,043	$32,711	$1,150	$30,079	$255

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at December 31, 2014:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

There were no loans that were restructured as TDRs during the three months ended March 31, 2014 and 2015.

We had no TDRs that had payment defaults during the three months ended March 2015 and 2014. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Collateral-dependent Impaired loans	$48	$—	$—	$48
December 31, 2014
Collateral-dependent Impaired loans	$3,822	$—	$—	$3,822

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at March 31, 2015 and December 31, 2014.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of March 31, 2015 Collateral-dependent impaired loans	$48	Market comparable properties	Marketability discount	12%
As of December 31, 2014 Collateral-dependent impaired loans	$3,822	Market comparable properties	Marketability discount	6%-38% (7%)

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015
Financial assets
Cash and cash equivalents	$54,771	$54,771	$—	$—
Held to maturity securities	499	—	500	—
Loans held for sale	960	—	963	—
Loans, net of allowance for loan losses	286,982	—	—	289,348
Federal Home Loan Bank stock	2,700	—	2,700	—
Interest receivable	835	—	835	—
Financial liabilities
Deposits	229,603	119,470	—	111,622
Federal Home Loan Bank advances	60,000	—	60,638	—
Interest payable	192	—	192	—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Financial assets
Cash and cash equivalents	$29,686	$29,686	$—	$—
Loans held for sale	570	—	570	—
Loans, net of allowance for loan losses	296,477	—	—	299,514
Federal Home Loan Bank stock	2,500	—	2,500	—
Interest receivable	777	—	777	—
Financial liabilities
Deposits	$223,529	$114,418	$—	$110,560
Federal Home Loan Bank advances	50,000	—	50,567	—
Interest payable	157	—	157	—

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended March 31, 2015 and 2014 is as follows (dollars in thousands, except per share data):

	Three months ended March 31, 2015	Three months ended March 31, 2014
Net income	$739	$304
Income allocated to participating securities	(15)	(9)

Income attributable to common shareholders	725	295

Weighted average shares outstanding (in thousands)	2,220	2,295
Less: average unearned ESOP and unvested restricted stock	(195)	(226)

Average Shares	2,025	2,069
Effect of diluted share-based awards	18	14

Average common and common-equivalent shares for diluted EPS (in thousands)	2,043	2,083

Basic EPS	$.36	$.14
Diluted EPS	$.36	$.14

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the three months ended March 31, 2015 and 2014 was $78 and $84 respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	121,449	$17.45	8	$789
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at March 31, 2015	121,449	$17.45	8	$789

Exercisable at March 31, 2015	46,436	$17.30	8	$309

As of March 31, 2015, the Company had $148 of unrecognized compensation expense related to stock options. Stock option expense for the three months ended March 31, 2015 and 2014 was $15 and $20 respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	43,974	$17.44
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2015	43,974	$17.44

As of March 31, 2015, the Company had $613 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three months ended March 31, 2015 and 2014 was $63 and $64 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at March 31, 2015 and December 31, 2014 and no valuation allowance was necessary.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $16.6 million, or 4.9%, to $353.2 million at March 31, 2015 from $336.6 million at December 31, 2014. The increase was primarily a result of the purchase of a $10.0 million FHLB advance, a $9.5 million decrease in loans, and a $6.0 million increase in deposits.

Loans held for sale increased $390,000, or 68.4%, to $960,000 at March 31, 2015 from $570,000 at December 31, 2014.

Net loans decreased $9.5 million, or 3.2%, to $287.0 million at March 31, 2015 from $296.5 million at December 31, 2014. Commercial non-mortgage loans decreased $2.6 million, or 18.0%, one-to-four family loans decreased $2.0 million, or 4.5%, partially offset by an increase of $2.0 million, or 1.3%, in commercial real estate loans.

The undisbursed portion of loans increased $3.6 million to $12.0 million at March 31, 2015 from $8.5 million at December 31, 2014 due primarily to a net increase in undisbursed construction loans of $3.5 million.

Securities held to maturity increased to $499,000 at March 31, 2015 from $0 at December 31, 2014 due to the purchase of a treasury bond.

Other real estate owned decreased $76,000, or 22.7%, to $259,000 at March 31, 2015, from $335,000 at December 31, 2014 primarily resulting from sales of $87,000 and write-downs of $31,000 partially offset by one loan transferred to real estate in judgment totaling $42,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, remained unchanged at $4.9 million from December 31, 2014 to March 31, 2015.

Deposits increased $6.1 million to $229.6 million at March 31, 2015 from $223.5 million at December 31, 2014. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $5.0 million.

Certificates of deposit increased $1.0 million, or 0.9%, to $110.1 million at March 31, 2015 from $109.1 million at December 31, 2014.

Federal Home Loan Bank advances increased $10.0 million from $50.0 million at December 31, 2014 to $60.0 million at March 31, 2015 due to proceeds of $10.0 million dollars from advances.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses increased $1.0 million, or 65.8%, to $2.6 million at March 31, 2015 from $1.6 million primarily due to a $871,000 increase in borrower’s prepaid taxes and insurances.

Total stockholders’ equity decreased $508,000, or 0.8%, to $61.0 million at March 31, 2015 from $61.5 million at December 31, 2014, primarily due to stock repurchases of $1.4 million partially offset by net income of $739,000.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. We recorded net income of $739,000 for the three months ended March 31, 2015 compared to net income of $304,000 for the three months ended March 31, 2014 primarily due to an increase in net interest income after provision for loan losses of $189,000. Salaries and employee benefits expense decreased $203,000 to $1.0 million for the three months ended March 31, 2015 from $1.2 million for the three months ended March 31, 2014.

Interest and Dividend Income. Interest and dividend income increased $268,000, or 7.9%, to $3.7 million for the three months ended March 31, 2015. Average balances of interest-earnings assets increased $51.3 million to $345.8 million for the three months ended March 31, 2015 from $294.5 million for the three months ended March 31, 2014 as the average yield on interest-earning assets decreased 38 basis points to 4.25% during the 2015 period from 4.63% during the 2014 period as a result of the low-interest rate environment.

Average net loans increased $20.5 million, or 7.6%, to $290.4 million for the three months ended March 31, 2015 from $269.9 million for the three months ended March 31, 2014. As a result, interest income on loans increased $255,000, or 7.6%, to $3.6 million for the three months ended March 31, 2015 from $3.4 million for the three months ended March 31, 2014 as the average yield remained constant at 4.98%.

Income from dividends and investment securities increased $13,000 to $62,000 for the quarter ended March 31, 2015 from $49,000 for the quarter ended March 31, 2014.

Interest Expense. Interest expense increased $129,000, or 17.9%, to $850,000 for the three months ended March 31, 2015 from $721,000 for the three months ended March 31, 2014. Interest expense on deposits increased $135,000 to $325,000 for the three months ended March 31, 2015 from $190,000 for the three months ended March 31, 2014. Interest expense on borrowed funds decreased $6,000 to $525,000 for the three months ended March 31, 2015 from $531,000 for the three months ended March 31, 2014.

Average interest-bearing liabilities increased $50.7 million, or 21.2%, to $290.1 million for the three months ended March 31, 2015 from $239.4 million for the three months ended March 31, 2014. The average rate paid on these liabilities decreased 3 basis points to 1.17% from 1.20%. Interest expense on certificates of deposit increased $123,000, or 92.4%, to $256,000 for the three months ended March 31, 2015 from $133,000 for the three months ended March 31, 2014. The average balance of certificates of deposits increased to $110.5 million for the three months ended March 31, 2015, from $81.5 million for the three months ended March 31, 2014. Additionally, the rate on certificates of deposit increased 28 basis points to 0.93% for the three months ended March 31, 2015 from 0.65% for the three months ended March 31, 2014 primarily due to increased brokered deposits.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $13.8 million, or 13.0%, to $119.7 million for the three months ended March 31, 2015 from $105.9 million for the three months ended March 31, 2014. The interest on core deposits increased $12,000 to $70,000 for the three months ended March 31, 2015 from $58,000 for three months ended March 31, 2014. The rate on core deposits for the three months ended March 31, 2015 increased one basis point to 0.23% from 0.22% for the three months ended March 31, 2014.

Net Interest Income. Net interest income increased $139,000, or 5.2%, to $2.8 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014, as our average net loans increased to $290.4 million from $269.9 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2014, we recorded a provision for loan losses of $250,000 for the three months ended March 31, 2015 and a provision for loan losses of $300,000 for the three months ended March 31, 2014. We have continued with additional provisions in 2015 based upon management’s calculation, and because management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values. At March 31, 2015, non-performing loans totaled $8.0 million, or 2.6% of total loans, as compared to $5.8 million, or 2.2% of total loans, at March 31, 2014. The allowance for loan losses to total loans receivable increased to 2.8% at March 31, 2015 from 2.6% for the period ended March 31, 2014.

All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased $126,000, or 66.7%, to $315,000 for the three months ended March 31, 2015 from $189,000 for the three months ended March 31, 2014. This was primarily due to increases in loan fees earned of $61,000 and in net gains on loan sales of $56,000, due to increased loan originations and sales

Noninterest Expense. Noninterest expense decreased $297,000, or 14.1% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was primarily due to a decrease of $203,000 in salaries and employee benefits.

Income Tax Expense. We recorded $338,000 of income tax expense for the three months ended March 31, 2015 compared to $160,000 of income tax expense for the three months ended March 31, 2014. Our effective tax rate was 31.4% for the three months ended March 31, 2015 and 34.5% for the three months ended March 31, 2014.

Asset Quality

Other real estate owned totaled $259,000, or 0.1% of total assets, at March 31, 2015 compared to $335,000, or 0.1% of total assets, at December 31, 2014. The largest relationship as of March 31, 2015 was $204,000, or 78.8% of other real estate owned, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $9.3 million, or 2.64% of total assets, at March 31, 2015 compared to $9.4 million, or 2.8% of total assets, at December 31, 2014.

Our largest substandard and non-performing relationship as of March 31, 2015 has a balance of $3.4 million. Of the $22.1 million loans rated substandard, approximately $12.6 million are performing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As of first quarter 2015 the Company has adopted new minimum risk-based capital and leverage ratios and refines the definition of what constitutes as “capital” for purposes of calculating these ratios based on rules effective January 1, 2015. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based asset capital ratio of 6% (increased from 4%); a “capital conservation buffer” of 2.5%, and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 risk-based asset capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until January 2019. These changes had no significant impact on the Company.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
January 1, 2015 through January 31, 2015	41,983	$23.75	41,983	5,458
February 1, 2015 through February 28, 2015	6,200	$23.84	6,200	109,922	(3)
March 1, 2015 through March 31, 2015	10,000	$24.30	10,000	99,922

	58,183		58,183

(1)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.
(3)	The Company’s board of directors approved a stock repurchase program on February 9, 2015 for the repurchase of 110,664 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: May 15, 2015	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 15, 2015	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer