Form 10-Q
period 2015-06-30
Wolverine Bancorp, Inc.
filed 2015-08-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of August 10, 2015, was 2,207,551.

Wolverine Bancorp, Inc.

Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$358	$477
Interest-earning demand deposits	40,114	29,209

Cash and cash equivalents	40,472	29,686
Interest-earning time deposits	5,655	—
Investment securities held to maturity	500	—
Loans held for sale	2,004	570
Loans, net of allowance for loan losses of $9,176 and $7,976	299,297	296,477
Premises and equipment, net	1,343	1,384
Federal Home Loan Bank stock	2,700	2,500
Other real estate owned	332	335
Accrued interest receivable	870	777
Other assets	4,709	4,895

Total assets	$357,882	$336,624

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$235,537	$223,529
Federal Home Loan Bank advances	57,000	50,000
Interest payable and other liabilities	3,443	1,557

Total liabilities	295,980	275,086

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,207,551 and 2,263,848	22	23
at June 30, 2015 and December 31, 2014	17,482	18,640
Unearned employee stock ownership plan (ESOP)	(1,511)	(1,564)
Additional paid-in capital	45,909	44,439

Retained earnings

Total stockholders’ equity	61,902	61,538

Total liabilities and stockholders’ equity	$357,882	$336,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$3,670	$3,605	$7,285	$6,965
Investment securities and other	63	66	125	116

Total interest and dividend income	3,733	3,671	7,410	7,081

Interest Expense
Deposits	350	294	675	485
Borrowings	529	507	1,054	1,037

Total interest expense	879	801	1,729	1,522

Net Interest Income	2,854	2,870	5,681	5,559

Provision for Loan Losses	250	195	500	495

Net Interest Income After Provision for Loan Loss	2,604	2,675	5,181	5,064

Noninterest Income
Service charges and fees	75	54	142	105
Net gain on loan sales	136	171	312	291
Net gain (loss) on sale of real estate owned	—	23	(37)	3
Other	88	47	197	77

Total noninterest income	299	296	614	476

Noninterest Expense
Salaries and employee benefits	1,048	1,298	2,076	2,529
Net occupancy and equipment expense	204	227	424	448
Information technology expense	58	62	115	122
Federal deposit insurance corporation premiums	58	61	104	114
Professional and services fees	82	102	189	252
Other real estate owned expense	18	39	30	58
Loan legal expense	49	34	113	47
Advertising expense	47	52	67	92
Michigan business tax	47	45	93	97
Other	238	286	453	552

Total noninterest expense	1,849	2,206	3,664	4,311

Income Before Income Tax	1,054	764	2,131	1,229

Provision for Income Taxes	323	284	661	444

Net Income and Comprehensive Income	$731	$480	$1,470	$785

Earnings Per Share:

Basic	$0.36	$0.23	$0.72	$0.37

Diluted	$0.35	$0.23	$0.71	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Six months ended June 30,
	2015	2014
	(Unaudited)
Operating Activities	$1,470	$785
Net income
Items not requiring (providing) cash
Depreciation	118	127
Deferred income taxes	(294)	—
Provision for loan losses	500	495
Loss (gain) on other real estate owned	37	(3)
Loans originated for sale	(11,420)	(9,515)
Proceeds from loans sold	10,298	9,248
Net gain on sale of loans	(312)	(291)
Share based compensation	157	160
Earned ESOP shares	131	—
Changes in
Interest receivable and other assets	392	(349)
Interest payable and other liabilities	1,886	1,211

Net cash provided by operating activities	2,963	1,868

Investing Activities
Net change in interest-bearing deposits	(5,655)	—
Purchase of held to maturity securities	(500)	—
Proceeds from calls, maturities and pay-downs of held to maturity securities	—	66
Net change in loans	(3,448)	(28,312)
Proceeds from sale of real estate owned	87	525
Purchase of FHLB stock	(200)	—
Purchase of premises and equipment	(77)	—

Net cash used by investing activities	(9,793)	(27,721)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	9,075	12,818
Net change in certificates of deposit	2,934	35,434
Repayment of Federal Home Loan Bank advances	(3,000)	(10,000)
Proceeds from Federal Home Loan Bank advances	10,000	—
Proceeds from stock options exercised	—	28
Purchase of common stock	(1,394)	(442)

Net cash provided by financing activities	17,615	37,838

Change in Cash and Cash Equivalents	10,785	11,985

Cash and Cash Equivalents, Beginning of Period	29,686	26,181

Cash and Cash Equivalents, End of Period	$40,472	$38,166

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,721	$1,521
Income taxes paid	485	600
Loans transferred to real estate owned	128	255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2015	$23	$18,640	$(1,564)	$44,439	$61,538
Net Income	—	—	—	1,470	1,470
Purchase of 58,183 shares of common stock	(1)	(1,393)	—	—	(1,394)
Share based compensation expense	—	157	—	—	157
ESOP shares earned	—	78	53	—	131

Balances at June 30, 2015	$22	$17,482	$(1,511)	$45,909	$61,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2015.

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

In May 2014, the FASB, in joint cooperation with IASB, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operations.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
June 30, 2015
Treasury bond	$500	$—	$—	$500

The amortized cost and fair value of securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized Cost	Fair Value

Within one year	$500	$500
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

Totals	$500	$500

There were no sales of securities during the three or six months ended June 30, 2015 and 2014.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30, 2015	December 31, 2014
Real Estate
One-to four-family	$42,751	$44,316
Home Equity	6,390	6,645
Commercial mortage loans
Commercial real estate	159,942	153,705
Multifamily	63,182	61,204
Land	11,931	10,060
Construction	19,427	21,673
Commercial Non-mortgage	15,053	14,717
Consumer	1,299	1,142

Total loans	319,975	313,462

Less
Net deferred loan fees, premiums and discounts	559	555
Undisbursed portion of loan	10,943	8,454
Allowance for loan losses	9,176	7,976

Net Loans	$299,297	$296,477

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015, December 31, 2014 and June 30, 2014:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commerical Non-Mortage	Consumer	Total
Year to date analysis as of June 30, 2015
Allowance for loan losses:

Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	142	12	3	131	77	83	48	4	$500
Losses charged off	(45)	—	—	—	—	—	—	(1)	$(46)
Recoveries	22	—	715	—	7	—	—	2	$746

Balance, end of period	$1,000	$112	$4,291	$1,522	$1,289	$622	$317	$23	$9,176

Ending Balance: individually evaluated for impairment	—	—	200	100	850	—	—	—	$1,150

Ending balance: collectively evaluated for impairment	$1,000	$112	$4,091	$1,422	$439	$622	$317	$23	$8,026

Loans:
Ending Balance	42,751	6,390	159,942	63,182	11,931	19,427	15,053	1,299	319,975

Ending Balance: individually evaluated for impairment	1,550	—	13,005	8,058	2,703	—	317	—	25,633

Ending balance: collectively evaluated for impairment	41,201	6,390	146,937	55,124	9,228	19,427	14,736	1,299	294,342

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commerical Non-Mortage	Consumer	Total
Quarter to date analysis as of June 30, 2015
Allowance for loan losses:

Balance, beginning of period	$874	$91	$3,743	$1,301	$1,362	$617	$229	$19	$8,236

Provision charged to expense	120	21	(128)	221	(80)	5	88	3	250
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	6	—	676	—	7	—	—	1	690

Balance, end of period	$1,000	$112	$4,291	$1,522	$1,289	$622	$317	$23	$9,176

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commerical Non-Mortage	Consumer	Total
Year to date analysis as of December 31, 2014

Allowance for loan losses:

Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597

Provision charged to expense	(475)	(151)	702	(123)	(33)	1,004	112	(16)	1,020
Losses charged off	(55)	—	—	—	—	(750)	—	(1)	(806)
Recoveries	57	—	10	—	93	—	—	5	165

Balance, end of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976

Ending Balance: individually evaluated for impairment	—	—	200	100	850	—	—	—	1,150

Ending balance: collectively evaluated for impairment	$881	$100	$3,373	$1,291	$355	$539	$269	$18	$6,826

Loans:
Ending Balance	44,316	6,645	153,705	61,204	10,060	21,673	14,717	1,142	313,462

Ending Balance: individually evaluated for impairment	1,645	63	8,956	8,192	3,224	5,349	351	—	27,780

Ending balance: collectively evaluated for impairment	$42,671	$6,582	$144,749	$53,012	$6,836	$16,324	$14,366	$1,142	$285,682

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commerical Non-Mortage	Consumer	Total
Year to date analysis as of June 30, 2014

Allowance for loan losses:

Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597

Provision charged to expense	(363)	(97)	311	(181)	221	523	96	(15)	495
Losses charged off	(30)	—	—	—	—	—	—	(1)	(31)
Recoveries	26	—	7	—	11	—	—	3	47

Balance, end of period	$987	$154	$3,179	$1,333	$1,377	$808	$253	$17	$8,108

Ending Balance: individually evaluated for impairment	—	—	200	100	850	500	—	—	1,650

Ending balance: collectively evaluated for impairment	$987	$154	$2,979	$1,233	$527	$308	$253	$17	$6,458

Loans:
Ending Balance	50,397	7,219	147,191	60,248	9,568	23,609	12,801	1,144	312,177

Ending Balance: individually evaluated for impairment	1,449	63	9,779	8,316	3,888	5,349	595	—	29,439

Ending balance: collectively evaluated for impairment	$48,948	$7,156	$137,412	$51,932	$5,680	$18,260	$12,206	$1,144	$282,738

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commerical Non-Mortage	Consumer	Total
Quarter to date analysis as of June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$1,006	$148	$3,475	$1,338	$1,422	$390	$126	$14	$7,919

Provision charged to expense	(5)	6	(300)	(5)	(49)	418	127	3	195
Losses charged off	(30)	—	—	—	—	—	—	(1)	(31)
Recoveries	16	—	4	—	4	—	—	1	25

Balance, end of period	$987	$154	$3,179	$1,333	$1,377	$808	$253	$17	$8,108

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$39,197	$40,253	$6,390	$6,645	$136,685	$131,833	$49,410	$47,308
Pass (Closely Monitored)	2,054	2,446	—	—	9,246	10,446	9,211	9,244
Special Mention	229	413	—	—	1,429	2,383	—	—
Substandard	1,271	1,204	—	—	12,582	9,043	4,561	4,652
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$42,751	$44,316	$6,390	$6,645	$159,942	$153,705	$63,182	$61,204

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Land		Construction		Mortgage		Consumer		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pass	7,794	5,160	19,427	18,213	14,404	14,023	1,299	1,142	274,606	264,577
Pass (Closely Monitored)	1,900	2,156	—	—	332	343	—	—	22,743	24,635
Special Mention	—	—	—	—	—	19	—	—	1,658	2,815
Substandard	2,237	2,744	—	3,460	317	332	—	—	20,968	21,435
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$11,931	$10,060	$19,427	$21,673	$15,053	$14,717	$1,299	$1,142	$319,975	$313,462

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

The following table is a summary of our past due and non-accrual loans as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$149	$—	$48	$197	$42,554	$42,751	$—	$66
Home Equity	—	—	—	—	6,390	6,390	—	—
Commercial Real Estate	3,866	691	181	4,738	155,204	159,942	—	5,241
Multifamily	—	—	—	—	63,182	63,182	—	—
Land	—	—	2,237	2,237	9,694	11,931	—	2,408
Construction	—	—	—	—	19,427	19,427	—	—
Commercial Non-Mortgage	—	—	—	—	15,053	15,053	—	—
Consumer	—	—	—	—	1,299	1,299	—	—

Total	$4,015	$691	$2,466	$7,172	$312,803	$319,975	$—	$7,715

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

As of December 31, 2014:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$334	$152	$107	$593	$43,723	$44,316	$—	$107

Home Equity	—	—	—	—	6,645	6,645	—	—

Commercial Real Estate	818	634	649	2,101	151,604	153,705	—	1,339

Multifamily	—	—	—	—	61,204	61,204	—	—

Land	—	—	2,700	2,700	7,360	10,060	—	2,700

Construction	3,960	—	—	3,960	17,713	21,673	—	3,960

Commercial Non-Mortgage	—	—	19	19	14,698	14,717	—	19

Consumer	—	—	—	—	1,142	1,142	—	—

Total	$5,112	$786	$3,475	$9,373	$304,089	$313,462	$—	$8,125

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at June 30, 2015:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income

Loans without a specific valuation allowance :
1-4 Family	$1,373	$1,562	$—	$1,478	$1,474	$16	$34
Home Equity	—	—	—	30	41	—	—
Commercial real estate	10,459	12,627	—	10,855	11,029	51	117
Multi Family	6,719	7,533	—	6,750	6,782	82	162
Land	466	740	—	488	326	7	14
Construction	—	2	—	—	1,783	—	—
Commercial Non-Mortgage	—	—	—	—	6	—	—
Consumer	—	—	—	—	—	—	—
Loans with a specific valuation allowance :
1-4 Family	$177	$177	$—	$177	$177	$2	$6
Home Equity	—	—	—	—	—	—	—
Commercial real estate	2,546	2,546	200	2,567	2,687	43	91
Multi Family	1,339	1,339	100	1,341	1,342	20	40
Land	2,237	3,937	850	2,323	2,448	—	—
Construction	—	—	—	—	—	—	—
Commercial Non-Mortgage	317	317	—	321	324	6	11
Consumer	—	—	—	—	—	—	—
Totals
1-4 Family	$1,550	$1,739	$—	$1,655	$1,651	$18	$40
Home Equity	—	—	—	30	41	—	—
Commercial real estate	13,005	15,173	200	13,422	13,716	94	208
Multi Family	8,058	8,872	100	8,091	8,124	102	202
Land	2,703	4,677	850	2,811	2,774	7	14
Construction	—	2	—	—	1,783	—	—
Commercial Non-Mortgage	317	317	—	321	330	6	11
Consumer	—	—	—	—	—	—	—

Total	$25,633	$30,780	$1,150	$26,330	$28,419	$227	$475

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six months ended June 30, 2015
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)

Commercial real estate	2	745	745	2	745	745

Total loans	2	$745	$745	2	$745	$745

Both of the commercial real estate TDRs in 2015 were modified with rate reductions and term extensions.

We had no TDRs that had payment defaults during the six months ended June 2015. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

The commercial real estate TDR in 2014 was modified with a payment restructuring.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015
Collateral-dependent Impaired loans	$—	$—	$—	$—

December 31, 2014
Collateral-dependent Impaired loans	$3,822	$—	$—	$3,822

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at June 30, 2015 and December 31, 2014.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of June 30, 2015 Collateral-dependent impaired loans	$—	Market comparable properties	Marketability discount	— %
As of December 31, 2014 Collateral-dependent impaired loans	$3,822	Market comparable properties	Marketability discount	6%-38% (7%)

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Financial Assets
Cash and cash equivalents	$40,472	$40,472	$—	$—
Interest-earning time deposits	5,655	5,655	—	—
Held to maturity securities	500	—	500	—
Loans held for sale	2,004	—	2,009	—
Loans, net of allowance for loan losses	299,297	—	—	303,364
Federal Home Loan Bank stock	2,700	—	2,700	—
Interest receivable	870	—	870	—

Financial liabilities
Deposits	$235,537	$124,584	$—	$113,425
Federal Home Loan Bank advances	57,000	—	57,627	—
Interest payable	186	—	186	—

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of December 31, 2014

Financial assets
Cash and cash equivalents	$29,686	$29,686	$—	$—
Interest-earning time deposits	—	—	—	—
Loans held for sale	570	—	570	—
Loans, net of allowance for loan losses	296,477	—	—	299,514
Federal Home Loan Bank stock	2,500	—	2,500	—
Interest receivable	777	—	777	—

Financial liabilities

Deposits	$223,529	$114,418	$—	$110,560
Federal Home Loan Bank advances	50,000	—	50,567	—
Interest payable	157	—	157	—

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

Loans Held for Sale

Fair value of loans held for sale is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar remaining maturities.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended June 30, 2015 and 2014 is as follows (dollars in thousands, except per share data):

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014
Net Income	$731	$480
Income allocated to participating securities	(16)	(14)

Income attributable to common shareholders	715	466

Weighted average shares outstanding (in thousands)	2,220	2,288
Less: average unearned ESOP and unvested restricted stock	(213)	(226)

Average Shares	2,007	2,062
Effect of diluted based awards	21	12

Average common and common-equivalent shares for diluted EPS (in thousands)	2,028	2,074

Basic EPS	$0.36	$0.23
Diluted EPS	$0.35	$0.23

Six Months Ended June 30, 2015 and 2014 is as follows (dollars in thousands, except per share data):

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Net Income	$1,470	$785
Income allocated to participating securities	(32)	(22)

Income attributable to common shareholders	1,438	763

Weighted average shares outstanding (in thousands)	2,220	2,292
Less: average unearned ESOP and unvested restricted stock	(214)	(226)

Average Shares	2,006	2,066
Effect of diluted based awards	21	12

Average common and common-equivalent shares for diluted EPS (in thousands)	2,027	2,078

Basic EPS	$0.72	$0.37
Diluted EPS	$0.71	$0.37

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the six months ended June 30, 2015 and 2014 was $157 and $160 respectively. Total shared-based compensation expense for the three months ended June 30, 2015 and 2014 was $78 and $79 respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	121,449	$17.45	8	$789
Granted	2,000	26.65	10	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options outstanding at June 30, 2015	123,449	$17.54	8	$992

Exercisable at June 30, 2015	48,098	$17.35	7	$395

The weighted average grant date fair value of the options award in 2015 was $8.

As of June 30, 2015, the Company had $140 of unrecognized compensation expense related to stock options. Stock option expense for the three and six months ended June 30, 2015 was $15 and $31 respectively. Stock option expense for the three and six months ended June 30, 2014 was $16 and $31 respectively.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The fair value of the Company’s stock options granted on May 30, 2015 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	17.29%
Risk-free interest rate	2.00%
Expected dividend yield	3.43%
Expected life (in years)	7.50
Exercise price for the stock options	$26.65

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	43,974	$17.44
Granted	2,000	26.65
Vested	402	20.68
Forfeited	—	—

Non-vested at June 30, 2015	45,572	$17.83

As of June 30, 2015, the Company had $601 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three months and six months ended June 30, 2015 was $63 and $126 respectively. Restricted stock expense for the three and six months ended June 30, 2014 was $63 and $129.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2015 and the results of operations for the three months ended June 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2015 and December 31, 2014 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $21.3 million, or 6.3%, to $357.9 million at June 30, 2015 from $336.6 million at December 31, 2014. The increase was primarily a result of an increase of $10.7 million of cash and cash equivalents resulting from the purchase of a $10.0 million FHLB advance, a $3.0 million increase in loans, and a $12.0 million increase in deposits.

Loans held for sale increased $1.4 million to $2.0 million at June 30, 2015 from $570,000 at December 31, 2014.

Net loans increased $2.8 million, or 1.0%, to $299.3 million at June 30, 2015 from $296.5 million at December 31, 2014. Commercial real estate loans increased $6.2 million, or 4.0%, multifamily loans increased $2.0 million, or 3.2%, partially offset by a decrease of $2.2 million, or 10.4%, in construction loans.

The undisbursed portion of loans increased $2.5 million to $11.0 million at June 30, 2015 from $8.5 million at December 31, 2014 due primarily to a net increase in undisbursed construction loans of $2.4 million.

Securities held to maturity increased to $500,000 at June 30, 2015 from $0 at December 31, 2014 due to the purchase of a treasury bond.

Other real estate owned decreased $3,000, or 0.9%, to $332,000 at June 30, 2015, from $335,000 at December 31, 2014 primarily resulting from sales of $101,000 and write-downs of $30,000 offset by two loans transferred to real estate in judgment totaling $128,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $186,000 to $4.7 million at June 30, 2015 from $4.9 million at December 31, 2014.

Deposits increased $12.0 million to $235.5 million at June 30, 2015 from $223.5 million at December 31, 2014. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $9.0 million. Certificates of deposit increased $2.9 million, or 2.7%, to $112.0 million at June 30, 2015 from $109.1 million at December 31, 2014.

Federal Home Loan Bank advances increased $7.0 million from $50.0 million at December 31, 2014 to $57.0 million at June 30, 2015 due to proceeds of $10.0 million from advances and the payoff of a $3.0 million maturing advance.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses increased $1.9 million, or 121.1%, to $3.4 million at June 30, 2015 from $1.6 million primarily due to a $1.8 million increase in borrower’s prepaid taxes and insurances.

Total stockholders’ equity increased $364,000, or 0.6%, to $61.9 million at June 30, 2015 from $61.5 million at December 31, 2014, primarily due to net income of $1.5 million partially offset by stock repurchases of $1.4 million.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. We recorded net income of $731,000 for the three months ended June 30, 2015 compared to net income of $480,000 for the three months ended June 30, 2014 primarily due to a decrease in salaries and employee benefits expense of $300,000 to $1.0 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014.

Interest and Dividend Income. Interest and dividend income increased $62,000, or 1.6%, to $3.7 million for the three months ended June 30, 2015. Average balances of interest-earnings assets increased $20.8 million to $350.5 million for the three months ended June 30, 2015 from $329.7 million for the three months ended June 30, 2014 as the average yield on interest-earning assets decreased 19 basis points to 4.26% during the 2015 period from 4.45% during the 2014 period reflecting lower market interest rates.

Interest income on loans increased $65,000, or 1.8%, to $3.7 million for the three months ended June 30, 2015 from $3.6 million for the three months ended June 30, 2014 as average net loans increased $14.8 million, or 5.2%, to $297.7 million for the three months ended June 30, 2015 from $282.9 million for the three months ended June 30, 2014 and the average yield decreased to 4.26% during the 2015 period versus 5.10% during the 2014 period.

Income from dividends and investment securities decreased $3,000 to $63,000 for the quarter ended June 30, 2015 from $66,000 for the quarter ended June 30, 2014.

Interest Expense. Interest expense increased $78,000, or 9.7%, to $879,000 for the three months ended June 30, 2015 from $801,000 for the three months ended June 30, 2014. Interest expense on deposits increased $56,000 to $350,000 during the 2015 period from $294,000 during the 2014 period. Interest expense on borrowed funds increased $22,000 to $529,000 for the three months ended June 30, 2015 from $507,000 for the three months ended June 30, 2014.

Average interest-bearing liabilities increased $19.3 million, or 7.0%, to $293.2 million for the three months ended June 30, 2015 from $273.9 million for the three months ended June 30, 2014. The average rate paid on these liabilities increased 3 basis points to 1.20% from 1.17%. Interest expense on certificates of deposit increased $38,000, or 16.6%, to $267,000 for the three months ended June 30, 2015 from $229,000 for the three months ended June 30, 2014. The average balance of certificates of deposits decreased to $110.7 million for the three months ended June 30, 2015, from $110.8 million for the three months ended June 30, 2014. Additionally, the rate on certificates of deposit increased 14 basis points to 0.97% for the three months ended June 30, 2015 from 0.83% for the three months ended June 30, 2014 primarily due to increased brokered deposits.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $12.4 million, or 11.2%, to $123.5 million for the three months ended June 30, 2015 from $111.1 million for the three months ended June 30, 2014. The interest on core deposits increased $17,000 to $83,000 for the three months ended June 30, 2015 from $66,000 for three months ended June 30, 2014. The rate on core deposits for the three months ended June 30, 2015 increased three basis points to 0.27% from 0.24% for the three months ended June 30, 2014.

Net Interest Income. Net interest income remained constant at $2.9 million for the three months ended June 30, 2015 and June 30, 2014, as our average net loans increased to $297.7 million from $282.9 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2014, we recorded a provision for loan losses of $250,000 for the three months ended June 30, 2015 and a provision for loan losses of $195,000 for the three months ended June 30, 2014. We have continued with additional provisions in 2015 based upon management’s calculation, and because management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values. At June 30, 2015, non-performing loans totaled $8.4 million, or 2.8% of total loans, as compared to $5.6 million, or 2.0% of total loans, at June 30, 2014. The allowance for loan losses to total loans receivable increased to 2.97% at June 30, 2015 from 2.75% for the period ended June 30, 2014. All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased $3,000, or 0.01%, to $299,000 for the three months ended June 30, 2015 from $296,000 for the three months ended June 30, 2014. This was primarily due to increases in loan fees earned, rental income, and service charges and fees.

Noninterest Expense. Noninterest expense decreased $357,000, or 16.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This was primarily due to a decrease of $250,000 in salaries and employee benefits due a reorganization of bank personnel and a redesign of operational processes that reallocated resources to areas of need and created efficiencies that reduced operational costs, and decreases of $23,000 in net occupancy and equipment expense, $21,000 in other real estate owned expense, and $19,000 in professional and service fees.

Income Tax Expense. We recorded $323,000 of income tax expense for the three months ended June 30, 2015 compared to $284,000 of income tax expense for the three months ended June 30, 2014. Our effective tax rate was 30.7% for the three months ended June 30, 2015 and 37.1% for the three months ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. We recorded net income of $1.5 million for the six months ended June 30, 2015 compared to net income of $785,000 for the six months ended June 30, 2014. Net interest income increased $122,000 to $5.7 million for the six months ended June 30, 2015 from $5.6 million for the six months ended June 30, 2014, and other noninterest income increased $138,000 to $614,000 for the six months ended June 30, 2015 from $476,000 for the year earlier period. Additionally, operating expenses decreased $400,000 to $1.8 million for the six months ended June 30, 2015 from $2.2 million for the six months ended June 30, 2014.

Interest and Dividend Income. Interest and dividend income increased $329,000, or 4.6%, to $7.4 million for the six months ended June 30, 2015 from $7.1 million for the six months ended June 30, 2014, as the average balance of interest-earning assets increased $36.0 million to $348.1 million for the six months ended June 30, 2015 from $312.1 million for the six months ended June 30, 2014. The average yield on interest-earning assets decreased 28 basis points to 4.26% during the 2014 period from 4.54% during the 2014 period resulting primarily from a decrease in yield on net loans.

Interest income on loans increased $320,000, or 4.6%, to $7.3 million for the six months ended June 30, 2015 from $7.0 million for the six months ended June 30, 2014, as the average yield on loans decreased 9 basis points to 4.95% for the six months ended June 30, 2015 from 5.04% for the six months ended June 30, 2014 reflecting the lower market interest rate environment.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock increased $9,000, or 8.0%, to $125,000 for the six months ended June 30, 2015 from $116,000 for the six months ended June 30, 2014.

Interest Expense. Interest expense increased $207,000, or 13.6%, to $1.7 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014 due to an increase in interest-bearing liabilities of $35.0 million, or 13.6%, to $291.6 million for the six months ended June 30, 2015 from $256.6 million for the six months ended June 30, 2014. The average rate paid on these liabilities remained constant at 1.19%.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $13.1 million, or 12.1%, to $121.6 million for the six months ended June 30, 2015 from $108.5 million for the six months ended June 30, 2014. Also, the interest on core deposits increased $29,000 to $152,000 for the 2015 period from $123,000 for the 2014 period.

Interest expense on certificates of deposits increased $162,000 or 44.9% to $523,000 for the six months ended June 30, 2015 from $361,000 for the six months ended June 30, 2014. This was primarily due to an increase in the average balance of certificates of deposits of $14.4 million to $110.6 million for the 2015 period, from $96.2 million for the 2014 period. Additionally, the yield on certificates of deposit increased 20 basis points to 0.95% for the 2015 period from 0.75% for the 2014 period reflecting an increase in our amount of brokered deposits.

Net Interest Income. Net interest income increased $123,000, or 2.2%, to $5.7 million for the six months ended June 30, 2015 from $5.6 million for the six months ended June 30, 2014, as our average net loans increased $17.7 million from $276.4 million to $294.1 million. Our net interest rate spread decreased 28 basis points to 3.07% from 3.35% and our net interest margin decreased 28 basis points to 3.19% from 3.47%. The increase in net interest income reflected the increase in net loans, historical restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit; managing the inflow, interest rates, and term structure of new deposits; offset by a new Federal Home Loan Bank advance of $10.0 million and our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2014 Annual Report on Form 10-K, we recorded a provision for loan losses of $500,000 for the six months ended June 30, 2015 and a provision for loan losses of $495,000 for the six months ended June 30, 2014. We have continued with additional provisions in 2015 because of loan growth, elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans decreased to 110.7% at June 30, 2015 from 145.9% at June 30, 2014. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2015 and 2014.

Noninterest Income. Noninterest income increased $138,000, or 28.9%, to $614,000 for the six months ended June 30, 2015 from $476,000 for the six months ended June 30, 2014. The increase was primarily attributable to an increase of $109,000 in loan fees earned, and an increase of $37,000 in service charges and fees.

Noninterest Expense. Noninterest expense decreased $647,000, or 15.0% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This was primarily due to a decrease of $453,000 in salaries and employee benefits due a reorganization of bank personnel and a redesign of operational processes that reallocated resources to areas of need and created efficiencies that reduced operational costs, and a decrease of $63,000 in professional and service fees.

Income Tax Expense. We recorded a $661,000 income tax expense for the six months ended June 30, 2015 compared to a $444,000 income tax expense for the 2014 period, reflecting the income of $2.1 million before income tax expense during the six months ended June 30, 2015 versus income before income tax of $1.2 million for the six months ended June 30, 2014. Our effective tax expense rate was 31.0% for the six months ended June 30, 2015 compared to an effective tax expense rate of 36.1% for the six months ended June 30, 2014.

Asset Quality

Other real estate owned totaled $332,000, or 0.1% of total assets, at June 30, 2015 compared to $335,000, or 0.1% of total assets, at December 31, 2014. The largest relationship as of June 30, 2015 was $204,000, or 78.8% of other real estate owned, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $8.6 million, or 2.4% of total assets, at June 30, 2015 compared to $9.4 million, or 2.8% of total assets, at December 31, 2014.

Our largest substandard and non-performing relationship as of June 30, 2015 has a balance of $3.3 million. Of the $21.1 million loans rated substandard, approximately $12.3 million are performing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
April 1, 2015 through April 30, 2015	—	$—	—	103,136
May 1, 2015 through May 31, 2015	—	$—	—	103,136
June 1, 2015 through June 30, 2015	—	$—	—	103,136

	0		0

(1)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock
(2)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.
(3)	The Company’s board of directors approved a stock repurchase program on February 9, 2015 for the repurchase of 110,664 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: August 14, 2015	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 14, 2015	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer