Form 10-Q
period 2015-09-30
Wolverine Bancorp, Inc.
filed 2015-11-13
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

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

YES X    NO        .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES    X    NO        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

                                                                            (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES         NO X

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of October 26, 2015, was 2,179,732.

Wolverine Bancorp, Inc.
Form 10-Q

Index

		Page

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
	Signature Page

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$354	$477
Interest-earning demand deposits	11,208	29,209
Cash and cash equivalents	11,562	29,686
Interest-earning time deposits	13,223	-
Investment securities held to maturity	500	-
Loans held for sale	1,509	570
Loans, net of allowance for loan losses of $9,482 and $7,976	306,819	296,477
Premises and equipment, net	1,315	1,384
Federal Home Loan Bank stock	2,700	2,500
Other real estate owned	260	335
Accrued interest receivable	831	777
Other assets	5,211	4,895
Total assets	$343,930	$336,624

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$231,050	$223,529
Federal Home Loan Bank advances	47,000	50,000
Interest payable and other liabilities	3,352	1,557
Total liabilities	281,402	275,086

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,193,251 and 2,263,848 at September 30, 2015 and December 31, 2014	22	23
Unearned employee stock ownership plan (ESOP)	(1,486)	(1,564)
Additional paid-in capital	17,168	18,640
Retained earnings	46,824	44,439
Total stockholders’ equity	62,528	61,538
Total liabilities and stockholders’ equity	$343,930	$336,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$4,055	$3,754	$11,340	$10,719
Investment securities and other	51	44	176	160
Total interest and dividend income	4,106	3,798	11,516	10,879

Interest Expense
Deposits	369	305	1,044	790
Borrowings	484	512	1,538	1,549
Total interest expense	853	817	2,582	2,339

Net Interest Income	3,253	2,981	8,934	8,540

Provision for Loan Losses	150	300	650	795

Net Interest Income After Provision for Loan Losses	3,103	2,681	8,284	7,745

Noninterest Income
Service charges and fees	85	68	227	173
Net gain on loan sales	197	181	509	472
Net gain (loss) on sale of real estate owned	(97)	(40)	(134)	(37)
Other	86	49	283	126
Total noninterest income	271	258	885	734

Noninterest Expense
Salaries and employee benefits	1,108	1,035	3,184	3,564
Net occupancy and equipment expense	200	227	624	675
Information technology expense	60	59	175	181
Federal deposit insurance corporation premiums	58	49	162	163
Professional and services fees	104	93	293	345
Other real estate owned expense	12	7	42	65
Loan legal expense	95	(20)	208	27
Advertising expense	34	38	101	130
Michigan business tax	47	43	140	140
Other	271	244	724	796
Total noninterest expense	1,989	1,775	5,653	6,086

Income Before Income Tax	1,385	1,164	3,516	2,393

Provision for Income Taxes	470	415	1,131	859

Net Income and Comprehensive Income	$915	$749	$2,385	$1,534

Earnings Per Share:
Basic	$0.45	$0.36	$1.17	$0.73
Diluted	$0.44	$0.35	$1.15	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Nine months ended
	September 30,
	2015	2014
Operating Activities	(Unaudited)
Net income	$2,385	$1,534
Items not requiring (providing) cash
Depreciation	173	191
Deferred income taxes	(420)	-
Provision for loan losses	650	795
Loss (gain) on other real estate owned	134	37
Loans originated for sale	(16,572)	(14,421)
Proceeds from loans sold	16,142	15,269
Net gain on sale of loans	(509)	(472)
Share based compensation	238	235
Earned ESOP shares	195	-
Changes in
Interest receivable and other assets	80	105
Interest payable and other liabilities	1,795	1,239
Net cash provided by operating activities	4,291	4,512

Investing Activities
Net change in time deposits purchased	(13,223)	-
Purchase of held to maturity securities	(500)	-
Proceeds from calls, maturities and pay-downs of held to maturity securities	-	123
Net change in loans	(11,168)	(36,275)
Proceeds from sale of real estate owned	87	551
Purchase of FHLB stock	(200)	-
Purchase of premises and equipment	(104)	(63)
Net cash used by investing activities	(25,108)	(35,664)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	8,224	14,009
Net change in certificates of deposit	(703)	33,517
Repayment of Federal Home Loan Bank advances	(13,000)	(12,000)
Proceeds from Federal Home Loan Bank advances	10,000	-
Net change in Fed funds purchased	-	3,000
Proceeds from stock options exercised	-	28
Purchase of common stock	(1,828)	(662)
Net cash provided by financing activities	2,693	37,892

Change in Cash and Cash Equivalents	(18,124)	6,740

Cash and Cash Equivalents, Beginning of Period	29,686	26,181

Cash and Cash Equivalents, End of Period	$11,562	$32,921

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,542	$2,335
Income taxes paid	895	910
Loans transferred to real estate owned	176	255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2015	$23	$18,640	$(1,564)	$44,439	$61,538
Net Income	-	-	-	2,385	2,385
Purchase of 75,202 shares of common stock	(1)	(1,827)	-	-	(1,828)
Share based compensation expense	-	238	-	-	238
ESOP shares earned	-	117	78	-	195
Balances at September 30, 2015	$22	$17,168	$(1,486)	$46,824	$62,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2015.

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

●

Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

●	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

●	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
September 30, 2015
Treasury bond	$500	$--	$--	$500

The amortized cost and fair value of securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value

Within one year	$500	$500
One to five years	—	—
Five to ten years	—	—
After ten years	—	—
Totals	$500	$500

There were no sales of securities during the three or nine months ended September 30, 2015 and 2014.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30, 2015	December 31, 2014
Real Estate
One-to four-family	$43,008	$44,316
Home Equity	6,897	6,645
Commercial mortgage loans
Commercial real estate	174,044	153,705
Multifamily	58,961	61,204
Land	13,014	10,060
Construction	13,966	21,673
Commercial Non-mortgage	14,806	14,717
Consumer	1,216	1,142
Total loans	325,912	313,462

Less
Net deferred loan costs, premiums and discounts	570	555
Undisbursed portion of loan	9,041	8,454
Allowance for loan losses	9,482	7,976

Net Loans	$306,819	$296,477

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015, December 31, 2014 and September 30, 2014:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	220	24	(85)	22	366	52	49	2	650
Losses charged off	(45)	-	-	-	-	-	-	(1)	(46)
Recoveries	28	-	864	-	7	-	-	3	902
Balance, end of period	$1,084	$124	$4,352	$1,413	$1,578	$591	$318	$22	$9,482
Ending Balance: individually evaluated for impairment	$150	$-	$200	$100	$850	$-	$-	$-	$1,300
Ending balance: collectively evaluated for impairment	$934	$124	$4,152	$1,313	$728	$591	$318	$22	$8,182
Loans:
Ending Balance	$43,008	$6,897	$174,044	$58,961	$13,014	$13,966	$14,806	$1,216	$325,912
Ending Balance: individually evaluated for impairment	$2,293	$-	$12,558	$7,956	$2,507	$-	$308	$-	$25,622
Ending balance: collectively evaluated for impairment	$40,715	$6,897	$161,486	$51,005	$10,507	$13,966	$14,498	$1,216	$300,290

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$1,000	$112	$4,291	$1,522	$1,289	$622	$317	$23	$9,176
Provision charged to expense	78	12	(87)	(109)	288	(31)	1	(2)	150
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	6	-	148	-	1	-	-	1	156
Balance, end of period	$1,084	$124	$4,352	$1,413	$1,578	$591	$318	$22	$9,482

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commerical Non-Mortage	Consumer	Total
Year to date analysis as of December 31, 2014
Allowance for loan losses:
Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597
Provision charged to expense	(475)	(151)	702	(123)	(33)	1,004	112	(16)	1,020
Losses charged off	(55)	-	-	-	-	(750)	-	(1)	(806)
Recoveries	57	-	10	-	93	-	-	5	165
Balance, end of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$-	$-	$-	$1,150
Ending balance: collectively evaluted for impairment	$881	$100	$3,373	$1,291	$355	$539	$269	$18	$6,826
Loans:
Ending Balance	$44,316	$6,645	$153,705	$61,204	$10,060	$21,673	$14,717	$1,142	$313,462
Ending Balance: individually evaluated for impairment	$1,645	$63	$8,956	$8,192	$3,224	$5,349	$351	$-	$27,780
Ending balance: collectively evaluted for impairment	$42,671	$6,582	$144,749	$53,012	$6,836	$16,324	$14,366	$1,142	$285,682

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$1,354	$251	$2,861	$1,514	$1,145	$285	$157	$30	$7,597
Provision charged to expense	(440)	(122)	321	(134)	248	779	158	(15)	795
Losses charged off	(55)	-	-	-	-	-	-	(1)	(56)
Recoveries	51	-	9	-	93	-	-	4	157
Balance, end of period	$910	$129	$3,191	$1,380	$1,486	$1,064	$315	$18	$8,493
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$750	$-	$-	$1,900
Ending balance: collectively evaluated for impairment	$910	$129	$2,991	$1,280	$636	$314	$315	$18	$6,593
Loans:
Ending Balance	$45,959	$6,991	$149,929	$61,017	$10,257	$23,291	$15,344	$1,132	$313,920
Ending Balance: individually evaluated for impairment	$1,615	$63	$9,312	$8,257	$3,455	$5,349	$363	$-	$28,414
Ending balance: collectively evaluated for impairment	$44,344	$6,928	$140,617	$52,760	$6,802	$17,942	$14,981	$1,132	$285,506

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$987	$154	$3,179	$1,333	$1,377	$808	$253	$17	$8,108
Provision charged to expense	(77)	(25)	10	47	27	256	62	-	300
Losses charged off	(25)	-	-	-	-	-	-	-	(25)
Recoveries	25	-	2	-	82	-	-	1	110
Balance, end of period	$910	$129	$3,191	$1,380	$1,486	$1,064	$315	$18	$8,493

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$39,604	$40,253	$6,897	$6,645	$141,388	$131,833	$45,972	$47,308
Pass (Closely Monitored)	2,138	2,446	-	-	19,793	10,446	8,506	9,244
Special Mention	227	413	-	-	847	2,383	-	-
Substandard	1,039	1,204	-	-	12,016	9,043	4,483	4,652
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$43,008	$44,316	$6,897	$6,645	$174,044	$153,705	$58,961	$61,204

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$8,839	$5,160	$13,966	$18,213	$9,505	$14,023	$1,216	$1,142	$267,387	$264,577
Pass (Closely Monitored)	2,010	2,156	-	-	4,993	343	-	-	37,440	24,635
Special Mention	-	-	-	-	-	19	-	-	1,074	2,815
Substandard	2,165	2,744	-	3,460	308	332	-	-	20,011	21,435
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
	$13,014	$10,060	$13,966	$21,673	$14,806	$14,717	$1,216	$1,142	$325,912	$313,462

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness(es) based upon objective evidence; assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; or the possibility that liquidation will not be timely. Loans categorized in this grade possess a well-defined credit weakness and the likelihood of repayment from the primary source is uncertain.  Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss.  Collateral coverage may be marginal and the accrual of interest has been suspended.

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

The following table is a summary of our past due and non-accrual loans as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$251	$-	$101	$352	$42,656	$43,008	$-	$101
Home Equity	-	-	-	-	6,897	6,897	-	-
Commercial Real Estate	3,885	691	-	4,576	169,468	174,044	-	5,361
Multifamily	-	-	-	-	58,961	58,961	-	-
Land	-	-	2,237	2,237	10,777	13,014	-	2,041
Construction	-	-	-	-	13,966	13,966	-	-
Commercial Non-Mortgage	-	-	-	-	14,806	14,806	-	-
Consumer	-	-	-	-	1,216	1,216	-	-
Total	$4,136	$691	$2,338	$7,165	$318,747	$325,912	$-	$7,503

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

As of December 31, 2014:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans>90 Days & Accruing	Total Nonaccrual
1-4 Family	$334	$152	$107	$593	$43,723	$44,316	$—	$107
Home Equity	—	—	—	—	6,645	6,645	—	—
Commercial Real Estate	818	634	649	2,101	151,604	153,705	—	1,339
Multifamily	—	—	—	—	61,204	61,204	—	—
Land	—	—	2,700	2,700	7,360	10,060	—	2,700
Construction	3,960	—	—	3,960	17,713	21,673	—	3,960
Commercial Non-Mortgage	—	—	19	19	14,698	14,717	—	19
Consumer	—	—	—	—–	1,142	1,142	—	—
Total	$5,112	$786	$3,475	$9,373	$304,089	$313,462	$—	$8,125

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at September 30, 2015:

	Recorded	Unpaid Principal	Specific	QTD Average	YTD Average	QTD Interest	YTD Interest
	Balance	Balance	Allowance	Balance	Balance	Income	Income

Loans without a specific valuation allowance:
1-4 Family	$1,155	$1,286	$-	$1,390	$1,398	$16	$52
Home Equity	-	-	-	20	31	-	-
Commercial real estate	10,064	11,888	-	10,706	10,865	79	199
Multi Family	6,654	7,468	-	6,718	6,750	117	279
Land	467	739	-	481	492	7	21
Construction	-	2	-	-	1,783	-	-
Commercial Non-Mortgage	-	-	-	-	5	-	-
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$1,138	$1,138	$150	$498	$148	$1	$7
Home Equity	-	-	-	-	-	-	-
Commercial real estate	2,494	2,494	200	2,543	2,639	43	134
Multi Family	1,302	1,302	100	1,328	1,332	21	61
Land	2,040	3,811	850	2,205	2,329	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	308	308	-	317	321	5	17
Consumer	-	-	-	-	-	-	-
Totals
1-4 Family	$2,293	$2,424	$150	$1,888	$1,546	$17	$59
Home Equity	-	-	-	20	31	-	-
Commercial real estate	12,558	14,382	200	13,249	13,504	122	333
Multi Family	7,956	8,770	100	8,046	8,082	138	340
Land	2,507	4,550	850	2,686	2,821	7	21
Construction	-	2	-	-	1,783	-	-
Commercial Non-Mortgage	308	308	-	317	326	5	17
Consumer	-	-	-	-	-	-	-
Total	$25,622	$30,436	$1,300	$26,206	$28,093	$289	$770

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at December 31, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1,467	$1,643	$-	$1,472	$77
Home Equity	63	63	-	65	2
Commercial Real Estate	6,029	8,309	-	6,680	323
Multifamily	6,847	7,661	-	6,941	392
Land	524	805	-	504	4
Construction	5,349	4,712	-	3,664	57
Commercial Non-Mortgage	19	19	-	137	5
Consumer	-	-	-	-	-
Loans with a specific valuation allowance
1-4 Family	$178	$178	$-	$180	$8
Home Equity	-	-	-	-	-
Commercial Real Estate	2,927	2,927	200	3,000	200
Multifamily	1,345	1,345	100	1,355	83
Land	2,700	4,060	850	3,044	1
Construction	-	-	-	2,674	107
Commercial Non-Mortgage	332	332	-	343	18
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,645	$1,821	$-	$1,652	$85
Home Equity	63	63	-	65	2
Commercial Real Estate	8,956	11,236	200	9,680	523
Multifamily	8,192	9,006	100	8,296	475
Land	3,224	4,865	850	3,548	5
Construction	5,349	4,712	-	6,338	164
Commercial Non-Mortgage	351	351	-	480	23
Consumer	-	-	-	-	-
Total	$27,780	$32,054	$1,150	$30,059	$1,277

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at September 30, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income
Loans without a specific valuation allowance
1-4 Family	$1.436	$1,680	$-	$1,453	$1,474	$22	$58
Home Equity	63	63	-	64	64	-	1
Commercial Real Estate	6,294	8,561	-	6,778	7,499	60	235
Multifamily	6,912	7,726	-	6,942	7,034	85	290
Land	529	809	-	612	912	1	3
Construction	-	1	-	-	-	-	-
Commercial Non-Mortgage	23	23	-	137	245	-	5
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance
1-4 Family	179	179	-	179	180	2	7
Home Equity	-	-	-	-	-	-	-
Commercial Real Estate	3,018	3,018	200	3,038	3,025	50	151
Multifamily	1,345	1,345	100	1,345	1,355	21	62
Land	2,926	4,285	850	3,192	3,159	-	1
Construction	5,349	5,349	750	5,349	3,566	44	107
Commercial Non-Mortgage	340	339	-	345	346	4	13
Consumer	-	-	-	-	-	-	-
Total
1-4 Family	$1,615	$1,859	$-	$1,632	$1,654	$24	$65
Home Equity	63	63	-	64	64	-	1
Commercial Real Estate	9,312	11,579	200	9,816	10,524	110	386
Multifamily	8,257	9,071	100	8,287	8,389	106	352
Land	3,455	5,094	850	3,804	4,071	1	4
Construction	5,349	5,350	750	5,349	3,566	44	107
Commercial Non-Mortgage	363	362	-	482	591	4	18
Consumer	-	-	-	-	-	-	-
Total	$28,414	$33,378	$1,900	$29,434	$28,859	$289	$933

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three and nine months ended September 30, 2015:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
(Dollars in Thousands)
Commercial Real Estate	-	$-	$-	2	$745	$745

Both of the commercial real estate TDRs in 2015 were modified with rate reductions and term extensions.

We had no TDRs that had payment defaults during the nine months ended September 2015. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

The following table summarizes the loans that were restructured as TDRs during the three and nine months ended September 30, 2014:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
(Dollars in Thousands)
Commercial Real Estate	-	$-	$-	1	$900	$900

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

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets under the valuation hierarchy. We have no assets or liabilities measured at fair value on a recurring basis and no liabilities measured at fair value on a nonrecurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Collateral-dependent Impaired loans	$1,078	$--	$--	$1,078
December 31, 2014
Collateral-dependent Impaired loans	$3,822	$–	$–	$3,822

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at September 30, 2015 and December 31, 2014.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of September 30, 2015
Collateral-dependent impaired loans	$1,078	Market comparable properties	Marketability discount		(20)%
As of December 31, 2014
Collateral-dependent impaired loans	$3,822	Market comparable properties	Marketability discount	6%	-	38%	(7%)

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

		Fair Value Measurements Using
As of September 30, 2015	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$11,562	$11,562	$-	$-
Interest-earning time deposits	13,223	13,223	-	-
Held to maturity securities	500	-	500	-
Loans held for sale	1,509	-	1,511	-
Loans, net of allowance for loan losses	306,819	-	-	310,750
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	831	-	831	-

Financial liabilities
Deposits	$231,050	$119,470	$-	$113,398
Federal Home Loan Bank advances	47,000	-	47,396	-
Interest payable	205	-	205	-

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Financial assets
Cash and cash equivalents	$29,686	$29,686	$–	$–
Interest-earning time deposits	–	–	–	–
Loans held for sale	570	–	570	–
Loans, net of allowance for loan losses	296,477	–	–	299,514
Federal Home Loan Bank stock	2,500	–	2,500	–
Interest receivable	777	–	777	–

Financial liabilities
Deposits	$223,529	$114,418	$–-	$110,560
Federal Home Loan Bank advances	50,000	–	50,567	–
Interest payable	157	–	157	–

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for three months ended September 30, 2015 and 2014 is as follows (dollars in thousands, except per share data):

	Three months ended September 30, 2015	Three months ended September 30, 2014
Net Income	$915	$749
Income allocated to participating securities	(18)	(19)
Income attributable to common shareholders	897	730

Weighted average shares outstanding (in thousands)	2,202	2,276
Less: average unearned ESOP and unvested restricted stock	(207)	(224)
Average Shares	1,995	2,052
Effect of diluted based awards	23	12
Average common and common-equivalent shares for diluted EPS (in thousands)	2,018	2,064

Basic EPS	$0.45	$0.36
Diluted EPS	$0.44	$0.35

Nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands, except per share data):

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net Income	$2,385	$1,534
Income allocated to participating securities	(46)	(38)
Income attributable to common shareholders	2,339	1,496

Weighted average shares outstanding (in thousands)	2,210	2,276
Less: average unearned ESOP and unvested restricted stock	(207)	(224)
Average Shares	2,003	2,052
Effect of diluted based awards	23	12
Average common and common-equivalent shares for diluted EPS (in thousands)	2,026	2,064

Basic EPS	$1.17	$0.73
Diluted EPS	$1.15	$0.72

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 351,050. Total share-based compensation expense for the nine months ended September 30, 2015 and 2014 was $238 and $235 respectively. Total shared-based compensation expense for the three months ended September 30, 2015 and 2014 was $81 and $79 respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	121,449	$17.45	8	$789
Granted	2,000	26.65	10	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	--	--	--	--
Options outstanding at September 30, 2015	123,449	$17.54	8	$992
Exercisable at September 30, 2015	71,912	$17.35	7	$592

The weighted average grant date fair value of the options award in 2015 was $6.

As of September 30, 2015, the Company had $124 of unrecognized compensation expense related to stock options. Stock option expense for the three and nine months ended September 30, 2015 was $16 and $46 respectively. Stock option expense for the three and nine months ended September 30, 2014 was $17 and $47 respectively.

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

Expected life — Based on an average of the five-year vesting period and the ten-year contractual term of the stock option plan.

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

The table below presents the restricted stock award activity for the period shown:

As of September 30, 2015, the Company had $536 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three and nine months ended September 30, 2015 was $66 and $192 respectively. Restricted stock expense for the three and nine months ended September 30, 2014 was $59 and $188, respectively.

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	43,974	$17.44
Granted	2,000	26.65
Vested	14,440	17.39
Forfeited	-	-
Non-vested at September 30, 2015	31,534	$18.07

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2015 and the results of operations for the three months ended September 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

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

The allowance for loan losses is maintained at a level to cover probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. The estimate of our credit losses is applied to two general categories of loans:

●	loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and

●	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at September 30, 2015 and December 31, 2014 and no valuation allowance was necessary.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $7.3 million, or 2.2%, to $343.9 million at September 30, 2015 from $336.6 million at December 31, 2014. The increase was primarily a result of an increase of $13.2 million in interest-earning time deposits, a $10.3 million increase in loans, offset in part by a decrease of $18.1 million in cash and cash equivalents.

Loans held for sale increased $939,000 to $1.5 million at September 30, 2015 from $570,000 at December 31, 2014.

Net loans increased $10.3 million, or 3.5%, to $306.8 million at September 30, 2015 from $296.5 million at December 31, 2014. Commercial real estate loans increased $20.3 million, or 13.2%, land loans increased $2.9 million, or 29.4%, partially offset by a decrease of $7.7 million, or 35.6%, in construction loans.

The undisbursed portion of loans increased $587,000 to $9.0 million at September 30, 2015 from $8.5 million at December 31, 2014 due primarily to a net increase in undisbursed construction loans of $556,000.

Securities held to maturity increased to $500,000 at September 30, 2015 from $0 at December 31, 2014 due to the purchase of a treasury bond.

Other real estate owned decreased $75,000, or 22.4%, to $260,000 at September 30, 2015, from $335,000 at December 31, 2014 primarily resulting from sales of $106,000 and write-downs of $146,000 offset by four loans transferred to real estate in judgment totaling $176,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, increased $316,000 to $5.2 million at September 30, 2015 from $4.9 million at December 31, 2014.

Deposits increased $7.5 million to $231.1 million at September 30, 2015 from $223.5 million at December 31, 2014. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $3.4 million. Certificates of deposit increased $3.1 million, or 2.8%, to $112.2 million at September 30, 2015 from $109.1 million at December 31, 2014.

Federal Home Loan Bank advances decreased $3.0 million from $50.0 million at December 31, 2014 to $47.0 million at September 30, 2015 due to proceeds of $10.0 million from an advance and the payoff $13.0 million in maturing advances.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders and accrued expenses, increased $1.8 million, or 115.3%, to $3.4 million at September 30, 2015 from $1.6 million primarily due to a $495,000 increase in borrower’s prepaid taxes and insurances.

Total stockholders’ equity increased $990,000, or 1.6%, to $62.5 million at September 30, 2015 from $61.5 million at December 31, 2014, primarily due to net income of $2.4 million partially offset by stock repurchases of $1.8 million.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. We recorded net income of $915,000 for the three months ended September 30, 2015 compared to net income of $749,000 for the three months ended September 30, 2014 primarily due to an increase in interest income of $309,000 to $4.1 million for the three months ended September 30, 2015 from $3.8 million for the three months ended September 30, 2014.

Interest and Dividend Income. Interest and dividend income increased $309,000, or 8.1%, to $4.1 million for the three months ended September 30, 2015, which includes $248,000 recognized from a recovery related to one loan that may not recur in the future. Average balances of interest-earnings assets increased $15.2 million to $342.6 million for the three months ended September 30, 2015 from $327.5 million for the three months ended September 30, 2014 as the average yield on interest-earning assets increased 15 basis points to 4.79% during the 2015 period from 4.64% during the 2014 period reflecting higher market interest rates.

Interest income on loans increased $302,000, or 8.0%, to $4.1 million for the three months ended September 30, 2015 from $3.8 million for the three months ended September 30, 2014 as average net loans increased $11.6 million, or 3.9%, to $305.6 million for the three months ended September 30, 2015 from $294.0 million for the three months ended September 30, 2014 and the average yield increased to 5.31% during the 2015 period versus 5.11% during the 2014 period.

Income from dividends and investment securities increased $7,000 to $51,000 for the quarter ended September 30, 2015 from $44,000 for the quarter ended September 30, 2014.

Interest Expense. Interest expense increased $36,000, or 4.5%, to $853,000 for the three months ended September 30, 2015 from $817,000 for the three months ended September 30, 2014. Interest expense on deposits increased $64,000 to $369,000 during the 2015 period from $305,000 during the 2014 period. Interest expense on borrowed funds decreased $28,000 to $484,000 for the three months ended September 30, 2015 from $512,000 for the three months ended September 30, 2014.

Average interest-bearing liabilities increased $14.4 million, or 5.4%, to $284.4 million for the three months ended September 30, 2015 from $269.9 million for the three months ended September 30, 2014. The average rate paid on these liabilities decreased one basis points to 1.20% from 1.21%. Interest expense on certificates of deposit increased $47,000, or 19.6%, to $285,000 for the three months ended September 30, 2015 from $238,000 for the three months ended September 30, 2014. The average balance of certificates of deposits increased to $111.6 million for the three months ended September 30, 2015, from $106.9 million for the three months ended September 30, 2014. Additionally, the rate on certificates of deposit increased 13 basis points to 1.02% for the three months ended September 30, 2015 from 0.89% for the three months ended September 30, 2014 primarily due to increased market interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $10.8 million, or 9.7%, to $122.5 million for the three months ended September 30, 2015 from $111.7 million for the three months ended September 30, 2014. The interest on core deposits increased $17,000 to $84,000 for the three months ended September 30, 2015 from $67,000 for three months ended September 30, 2014. The rate on core deposits for the three months ended September 30, 2015 increased four basis points to 0.28% from 0.24% for the three months ended September 30, 2014.

Net Interest Income. Net interest income increased $272,000 to $3.3 million for the three months ended September 30, 2015 from $3.0 million for the three months ended September 30, 2014, as our average net loans increased to $305.6 million from $294.0 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for 2014, we recorded a provision for loan losses of $150,000 for the three months ended September 30, 2015 and a provision for loan losses of $300,000 for the three months ended September 30, 2014. We have continued with additional provisions in 2015 based upon management’s calculation, and because management is still concerned with elevated levels of non-performing assets, delinquencies and classified assets as well the Michigan economy, elevated levels of unemployment, and some declining collateral values. At September 30, 2015, non-performing loans totaled $6.9 million, or 2.6% of total loans, as compared to $4.9 million, or 1.6% of total loans, at September 30, 2014. The allowance for loan losses to total loans receivable increased to 3.0% at September 30, 2015 from 2.7% for the period ended September 30, 2014. All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased $13,000, or 4.5%, to $271,000 for the three months ended September 30, 2015 from $258,000 for the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $318,000, or 12.1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This was primarily due to an increase of $115,000 in loan legal fees and a $73,000 increase in salaries and employee benefits, offset in part by a $27,000 decrease in net occupancy and equipment expense.

Income Tax Expense. We recorded $470,000 of income tax expense for the three months ended September 30, 2015 compared to $415,000 of income tax expense for the three months ended September 30, 2014. Our effective tax rate was 33.9% for the three months ended September 30, 2015 and 35.7% for the three months ended September 30, 2014.

Comparison of Operating Results for the Nine months Ended September 30, 2015 and 2014

General. We recorded net income of $2.4 million for the nine months ended September 30, 2015 compared to net income of $1.5 million for the nine months ended September 30, 2014. Net interest income increased $395,000 to $8.9 million for the nine months ended September 30, 2015 from $8.5 million for the nine months ended September 30, 2014, and total noninterest income increased $150,000 to $885,000 for the nine months ended September 30, 2015 from $735,000 for the year earlier period. Additionally, operating expenses decreased $433,000 to $5.7 million for the nine months ended September 30, 2015 from $6.1 million for the nine months ended September 30, 2014.

Interest and Dividend Income. Interest and dividend income increased $637,000, or 5.9%, to $11.5 million for the nine months ended September 30, 2015 from $10.9 million for the nine months ended September 30, 2014, as the average balance of interest-earning assets increased $30.4 million to $347.6 million for the nine months ended September 30, 2015 from $317.2 million for the nine months ended September 30, 2014. The average yield on interest-earning assets decreased 15 basis points to 4.42% during the 2015 period from 4.57% during the 2014 period resulting primarily due to an increase in other interest earning assets.

Interest income on loans increased $621,000, or 5.8%, to $11.3 million for the nine months ended September 30, 2015 from $10.7 million for the nine months ended September 30, 2014, as the average yield on loans increased 4 basis points to 5.10% for the nine months ended September 30, 2015 from 5.06% for the nine months ended September 30, 2014.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock, increased $16,000, or 10.3%, to $176,000 for the nine months ended September 30, 2015 from $160,000 for the nine months ended September 30, 2014 as the average balance on other interest earning assets increased $16.2 million to $47.8 million yielding 0.20% at September 30, 2015 from $31.6 million yielding 0.19% at September 30, 2014.

Interest Expense. Interest expense increased $243,000, or 10.4%, to $2.6 million for the nine months ended September 30, 2015 from $2.3 million for the nine months ended September 30, 2014 due to an increase in interest-bearing liabilities of $29.6 million, or 11.3%, to $290.6 million for the nine months ended September 30, 2015 from $261.1 million for the nine months ended September 30, 2014. The average rate paid on these liabilities decreased one basis point to 1.18% at September 30, 2015 from 1.19% at September 30, 2014.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $12.8 million, or 11.6%, to $122.3 million for the nine months ended September 30, 2015 from $109.5 million for the nine months ended September 30, 2014. Also, the interest expense on core deposits increased $46,000 to $237,000 for the 2015 period from $190,000 for the 2014 period.

Interest expense on certificates of deposits increased $209,000 or 34.7% to $808,000 for the nine months ended September 30, 2015 from $599,000 for the nine months ended September 30, 2014. This was primarily due to an increase in the average balance of certificates of deposits of $11.0 million to $110.7 million for the 2015 period, from $99.8 million for the 2014 period. Additionally, the yield on certificates of deposit increased 17 basis points to 0.97% for the 2015 period from 0.80% for the 2014 period.

Net Interest Income. Net interest income increased $394,000, or 4.6%, to $8.9 million for the nine months ended September 30, 2015 from $8.5 million for the nine months ended September 30, 2014, as our average net loans increased $14.3 million from $282.3 million to $296.6 million. Our net interest rate spread decreased 14 basis points to 3.23% from 3.38% and our net interest margin decreased 15 basis points to 3.35% from 3.50%. The increase in net interest income reflected the increase in net loans, historical restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit; managing the inflow, interest rates, and term structure of new deposits; offset by a new Federal Home Loan Bank advance of $10.0 million and our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2014 Annual Report on Form 10-K, we recorded a provision for loan losses of $650,000 for the nine months ended September 30, 2015 and a provision for loan losses of $795,000 for the nine months ended September 30, 2014. We have continued with additional provisions in 2015 because of loan growth, elevated levels of non-performing assets, delinquencies and classified assets, as well as continued concerns about the Michigan economy, elevated levels of unemployment, and some declining collateral values.

The allowance for loan losses as a percentage of non-performing loans decreased to 120.6% at September 30, 2015 from 145.9% at September 30, 2014. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2015 and 2014.

Noninterest Income. Noninterest income increased $151,000, or 20.4%, to $885,000 for the nine months ended September 30, 2015 from $734,000 for the nine months ended September 30, 2014. The increase was primarily attributable to an increase of $137,000 in loan fees earned, an increase of $54,000 in service charges and fees, offset in part by a $97,000 increase in the net loss on the sale of other real estate owned.

Noninterest Expense. Noninterest expense decreased $433,000, or 7.1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This was primarily due to a decrease of $380,000 in salaries and employee benefits due a reorganization of bank personnel and a redesign of operational processes in early 2014 that reallocated resources to areas of need and created efficiencies that reduced operational costs, a decrease of $52,000 in professional and service fees, a decrease of $51,000 in net occupancy and equipment expense offset in part by a $181,000 increase in loan legal expense.

Income Tax Expense. We recorded a $1.1 million income tax expense for the nine months ended September 30, 2015 compared to an $859,000 income tax expense for the 2014 period, reflecting income before income tax expense of $3.5 million during the 2015 period versus income before income tax of $2.4 million for the 2014 period. Our effective tax expense rate was 32.2% for the nine months ended September 30, 2015 compared to an effective tax expense rate of 35.9% for the nine months ended September 30, 2014.

Asset Quality

Other real estate owned totaled $260,000, or 0.1% of total assets, at September 30, 2015 compared to $335,000, or 0.1% of total assets, at December 31, 2014. The largest relationship as of September 30, 2015 was $99,000, or 38.1% of other real estate owned, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $8.1 million, or 2.4% of total assets, at September 30, 2015 compared to $9.4 million, or 2.8% of total assets, at December 31, 2014.

Our largest substandard and non-performing relationship as of September 30, 2015 has a balance of $3.3 million. Of the $20.3 million loans rated substandard, approximately $13.4 million are performing.

New Capital Requirements

As of first quarter 2015, the Company has adopted new minimum risk-based capital and leverage ratios and refines the definition of what constitutes as “capital” for purposes of calculating these ratios based on rules effective January 1, 2015. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based asset capital ratio of 6% (increased from 4%); a “capital conservation buffer” of 2.5%, and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 risk-based asset capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until January 2019. These changes had no significant impact on the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.     Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.     Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
July 1, 2015 through July 31, 2015	0	$ --	0	103,136
August 1, 2015 through August 31, 2015	10,000	$ 25.50	10,000	93,136
September 1, 2015 through September 30, 2015	4,300	$ 25.50	4,300	88,836
	14,300		14,300

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

WOLVERINE BANCORP, INC.

Date: November 13, 2015	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: November 13, 2015	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer