Form 10-K
period 2015-12-31
Wolverine Bancorp, Inc.
filed 2016-03-30
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-35034

WOLVERINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3939016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5710 Eastman Avenue, Midland, Michigan	48640
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (989) 631-4280

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by the Nasdaq Stock Market, was approximately $45.4 million.

As of March 18, 2016, there were 2,152,334 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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

BUSINESS OF WOLVERINE BANCORP, INC.

Wolverine Bancorp, Inc. (the “Company”) was incorporated in Maryland in 2010 as part of the mutual-to-stock conversion of Wolverine Bank, for the purpose of becoming the savings and loan holding company of Wolverine Bank. Since being incorporated, other than holding the common stock of Wolverine Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Wolverine Bank, we have not engaged in any business activities to date, except the repurchase of shares of our outstanding common stock as previously publicly disclosed. Through December 31, 2015, we have purchased 426,912 shares of our common stock.

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

BUSINESS OF WOLVERINE BANK

General

Wolverine Bank (Bank), a wholly owned subsidiary of Wolverine Bancorp, Inc. (Company), is a federally chartered savings bank headquartered in Midland, Michigan. Wolverine Bank was originally chartered in 1933. At December 31, 2015, we had $417.8 million of total assets, $281.7 million of deposits and $60.5 million of total stockholder’s equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and to a lesser extent throughout all of Michigan through our two banking offices located in Midland, Michigan, which is the County Seat of Midland County, and our banking office in Frankenmuth, which is located in neighboring Saginaw County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one-to-four family residential mortgage loans, construction loans, and home equity loans and lines of credit and to a lesser extent, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2015, $255.3 million, or 77.1%, of our total loan portfolio was comprised of commercial mortgage loans including multi-family mortgage loans and land loans, and $39.7 million, or 12.0%, of our total loan portfolio was comprised of one-to-four family residential mortgage loans. We also may invest in securities, including U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

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

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one-to-four family residential mortgage loans with terms of less than 15 years. Consistent with our interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one-to-four family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold substantially all of our fixed-rate one-to-four family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2015 we originated $20.1 million of loans for sale and sold $20.7 million of fixed-rate one-to-four family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

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

According to the United States Census Bureau, as of July 2015, the latest date for which the data is available, Midland County has a population of approximately 84,000 and Saginaw County has a population of approximately 200,000. Our primary market area has experienced limited or negative population growth from 2001 to 2015. Specifically, Midland County’s population remained nearly unchanged over the 2001 to 2015 period, while Saginaw County’s population shrank at a 1.8% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2016. Household growth trends coincide with the population growth trends as growth also has been modest over the 2001 to 2015 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next four year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2015.

Historically, our primary market area, and specifically the City and County of Midland, has been heavily dependent upon the three largest employers: The Dow Chemical Company, MidMichigan Medical Center and Dow Corning Corporation. These three entities employ approximately 8,649 persons in Midland County. The Dow Chemical Company is a major multinational producer of specialty chemicals, advanced materials, agro sciences technology-based products and solutions, and Dow Corning is a producer of silicone, specialty chemicals, lubricants and healthcare products. In addition, these companies have been in the forefront of the development and commercialization of solar energy products and technologies. Historically, these companies have been very important to the local economy because of the employment opportunities and their philanthropic and outgrowth activities.

According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2015, unemployment rates in Midland County, the Bay City Metropolitan Statistical Area (“MSA”) and the Saginaw MSA were 3.8%, 4.3% and 4.2%, respectively. The unemployment rate at December 31, 2015 for the State of Michigan was 4.5% and the national average was 4.8%. While there has been some improvement in the unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

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

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 62% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1.3 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, and specifically the Michigan counties of Midland and Saginaw. As of June 30, 2015, the latest date for which FDIC data are available, we ranked second of nine bank and thrift institutions with offices in Midland County with a 17.3% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 7.7% of the total federally insured deposits in Midland County. We are headquartered in Midland County. We ranked 15 of 16 bank and thrift institutions with offices in Saginaw County with a 0.9% deposit market share. When including credit unions, our market share dropped to 0.4% of the federally insured deposits within Saginaw County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$39,719	12.0%	$44,316	14.1%	$49,726	18.2%	$58,158	21.5%	$68,287	25.8%
Home equity	5,459	1.6%	6,645	2.1%	7,912	2.9%	10,790	4.0%	13,572	5.1
Commercial mortgage loans:
Commercial real estate	183,934	55.5%	153,705	49.0%	126,154	46.1%	108,087	39.9%	89,463	33.8
Multifamily	58,804	17.7%	61,204	19.5%	62,790	23.0%	60,755	22.4%	51,411	19.4
Land	12,543	3.8%	10,060	3.2%	9,734	3.6%	12,668	4.7%	13,445	5.1
Construction:
Residential	3,591	1.1%	4,452	1.4%	5,355	2.0%	3,637	1.3%	4,897	1.8
Residential non-owner occupied	8,168	2.5%	7,567	2.4%	3,314	1.2%	456	20.0%	5,218	2
Non-residential	3,026	0.9%	9,654	3.1%	-	0.0%	8,169	3.0%	9,589	3.6
Total mortgage loans	315,244	95.2%	297,603	94.9%	264,985	97.0%	262,720	97.0%	255,882	96.6
Commercial non-mortgage	14,826	4.5%	14,717	4.7%	7,226	2.6%	6,739	2.5%	7,675	2.9
Other consumer	1,221	0.4%	1,142	0.4%	1,167	40.0%	1,297	50.0%	1,247	0.5
Total loans	331,291	100.00%	313,462	100.00%	273,378	100.00%	270,756	100.00%	264,804	100.00%

Other items:
Unearned fees and discounts, net	567		555		467		585		440
Undisbursed loan funds	6,050		8,454		5,933		9,662		11,198
Allowance for loan losses	10,061		7,976		7,597		6,671		9,503

Total loans, net	$314,613		$296,477		$259,381		$253,838		$243,663

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four- family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$3,242	5.25%	$1,184	4.21%	$10,737	5.51%	$6,350	4.03%	$33,110	4.91%
2017	1,784	5.39	929	4.40	8,851	5.36	3,768	4.71	17,198	4.93
2018	1,688	5.32	1,478	4.68	19,687	4.42	339	4.82	23,405	4.81
2019 to 2020	4,716	5.12	1,062	4.00	19,529	4.35	2,086	4.18	87,585	4.68
2021 to 2025	1,120	5.49	806	4.19	-	0.00	-	0.00	22,513	4.78
2026 to 2030	3,210	3.50	-	0.00	-	0.00	-	0.00	123	4.95
2031 and beyond	23,959	4.43	-	0.00	-	0.00	-	0.00	-	0.00
Total	$39,719	4.62%	$5,459	4.33%	$58,804	4.74%	$12,543	4.28%	$183,934	4.77%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction- Non Residential		Commercial Non-Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$-	0.00%	$1,121	4.72%	$1,526	4.84%	$8,691	4.17%	$377	2.19%	$66,338	4.81%
2017	-	0.00	384	4.75	-	0.00	869	4.22	84	6.65	33,867	5.01
2018	-	0.00	-	0.00	-	0.00	142	4.36	-	0.00	46,739	4.72
2019 to 2020	-	0.00	2,183	4.29	1,500	4.75	5,124	4.07	660	4.39	124,445	4.69
2021 to 2025	-	0.00	4,480	4.50	-	0.00	-	0.00	100	5.24	29,019	4.67
2026 to 2030	320	3.38	-	0.00	-	0.00	-	0.00	-	0.00	3,653	3.53
2031 and beyond	3,271	4.00	-	0.00	-	0.00	-	0.00	-	0.00	27,230	4.38
Total	$3,591	3.95%	$8,168	4.49%	$3,026	4.80%	$14,826	4.14%	$1,221	3.94%	$331,291	4.71%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due after December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Residential mortgage loans:
One-to four-family	$28,931	$10,788	$39,719
Home equity	2,914	2,545	5,459
Commercial mortgage loans
Commercial real estate	143,816	40,118	183,934
Multifamily	57,124	1,680	58,804
Land	4,798	7,745	12,543
Construction	10,600	4,185	14,785
Total Mortgage loans	248,183	67,061	315,244
Commercial non-mortgage	2,004	12,822	14,826
Other consumer	1,221	-	1,221
Total loans	$251,408	$79,883	$331,291

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2015, $183.9 million, or 55.5% of our loan portfolio, consisted of commercial real estate loans, $58.8 million, or 17.7% of our loan portfolio, consisted of multifamily loans, and $12.5 million, or 3.8% of our total loan portfolio, consisted of land loans. Of the $183.9 million of commercial real estate loans, $25.5 million were secured by non-owner occupied one-to-four family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2015, our commercial real estate, multifamily and land loans had an average loan balance of approximately $480,000. At December 31, 2015, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2015 we had five commercial real estate loans outside of Michigan, of which one was collateralized by land in Ohio with a loan balance of $240,000, one was collateralized by land in Montana with a loan balance of $72,000, one was collateralized by commercial property in Florida with a loan balance of $2.0 million, and two were collateralized by commercial property in Indiana with each with loan balances of $2.5 million. All commercial real estate loans outside of Michigan were performing in accordance with their repayment terms at December 31, 2015.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Also, if we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. At December 31, 2015, our largest commercial real estate loan had an outstanding balance of $6.8 million, was secured by various properties and was performing in accordance with its repayment terms.

One-to-Four Family Residential Mortgage Loans. At December 31, 2015, $39.7 million, or 12.0% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one-to-four family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one-to-four family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2015, fixed-rate one-to-four family residential mortgage loans totaled $28.9 million, of which $7.6 million contained 5-year balloon payment terms, and adjustable-rate one-to-four family residential mortgage loans totaled $10.8 million.

Our one-to-four family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae or Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes in our market area. At December 31, 2015, we had 3 one-to-four family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one-to-four family residential mortgage loan had a principal balance of $102,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2015, our largest one-to-four family residential mortgage loan had an outstanding balance of $644,000 and was performing in accordance with its repayment terms.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold substantially all of our fixed-rate one-to-four family residential mortgage loans that do not contain balloon payment terms as these loans have all had terms of 15 years or greater. Generally, however, we retain in our portfolio fixed-rate one-to-four family residential mortgage loans with terms of less than 15 years, although this has represented a very small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

We generally require title insurance on all of our one-to-four family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We also require flood insurance, as applicable. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Construction Loans. We also originate construction loans for one-to-four family residential properties and commercial properties, including multifamily properties. At December 31, 2015, $14.8 million, or 4.6%, of our total loan portfolio, consisted of construction loans, all of which were secured by one-to-four family residential real estate, multifamily loans, and commercial “mixed-use” buildings and homes.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2015, our largest construction loan had a principal balance of $4.5 million and was secured by multi-family real estate. This loan was performing in accordance with its repayment terms at December 31, 2015.

Construction loans for one-to-four family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one-to-four family residential property. At December 31, 2015, the additional unadvanced portion of these construction loans totaled $5.5 million.

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

Home Equity Loans and Lines of Credit. In addition to traditional one-to-four family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one-to-four family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to five years, a balloon payment, and a 15-year amortization schedule. Home equity lines of credit generally are originated with variable rates tied to the prime interest rate, with an established floor and monthly payments of 2.0% of the outstanding balance.

At December 31, 2015 we had $5.5 million, or 1.6% of our total loan portfolio, in home equity loans and $2.5 million of home equity lines of credit. The Bank had $2.4 million of undisbursed funds related to home equity lines of credit as of year-end. Our largest home equity loan was approximately $631,000.

Home equity loans secured by second mortgages have greater risk than one-to-four family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

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

At December 31, 2015, we had $14.8 million of commercial non-mortgage loans outstanding, representing 4.5% of our total loan portfolio.

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

At December 31, 2015, our largest commercial non-mortgage loan outstanding was for $2.4 million and was secured by other collateral. At December 31, 2015, this loan was performing in accordance with its repayment terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2015, our consumer loan portfolio totaled $1.2 million, or 0.4% of our total loan portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel. All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one-to-four family residential mortgage loans generally incorporate Fannie Mae or Freddie Mac underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our commercial real estate and commercial non-mortgage loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one-to-four family residential mortgage loans, consumer loans and home equity loans and lines of credit are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis substantially all of the conforming, fixed-rate one-to-four family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one-to-four family residential properties, commercial properties throughout Michigan, or business assets other than real estate. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2015, our loan participations totaled $11.0 million, or 3.32% of our loan portfolio, all of which were collateralized by properties outside of our primary market area.

The following table shows our loan origination, purchases, sale and repayment activities for the periods indicated.

	For the Year Ended December 31,
	2015	2014	2013
Originations by type:
Mortgage Loans:
Residential	$21,937	$20,414	$48,411
Commercial	43,529	74,779	77,683
Construction	24,219	31,491	17,208
Home equity	1,166	1,843	5,008
Commercial non-mortgage	6,302	25,141	7,718
Other Consumer	139	225	88

Total loans originated	97,292	153,893	156,116

Purchases:
Total commercial non-mortgage	1,173	6,515	6,149

Sales and repayments:

Mortgage Loans:
Residential	(26,534)	(25,823)	(56,843)
Commercial	(14,390)	(55,003)	(66,664)
Construction	(31,107)	(18,487)	(20,801)
Home equity	(2,352)	(3,111)	(7,885)
Commercial non-mortgage	(6,193)	(17,650)	(7,231)
Other Consumer	(60)	(251)	(218)

Total sales and repayments	(80,636)	(120,325)	(159,642)

Total loans sold	(20,722)	(18,347)	(53,298)

Principal repayments	(59,914)	(101,978)	(100,195)
Total reductions	(80,636)	(120,325)	(153,493)

Increase (decrease) in other items, net	307	(2,987)	3,073
Net increase (decrease)	$18,136	$37,096	$5,696

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$99	$107	$254	$503	$922
Home equity	-	-	-	-	165
Commercial mortgage loans:
Commercial Real Estate	5,188	1,339	779	2,013	3,652
Multifamily	-	-	-	-	-
Land	1,842	2,700	4,041	4,720	7,833
Construction	-	3,960	-	-	2
Commercial non-mortgage	-	19	157	278	375
Other Consumer	-	-	-	-	-
Total non-accrual loans (1)	7,129	8,125	5,231	7,514	12,949

Troubled debt restructurings (not included above):
One-to four-family	204	322	333	659	648
Commercial Real Estate	-	-	643	2,257	959
Land	-	439	-	-	-
Commercial non-mortgage	-	94	-	-	-
Total TDRs	204	855	976	2,916	1,607

Total non-performing loans	7,333	8,980	6,207	10,430	14,556

Real estate owned:
Residential mortgage loans:
One-to four-family	48	118	253	216	616
Home equity	-	-	-	-	-
Commercial Loans:
Commercial Real Estate	-	-	164	390	524
Land	82	217	455	238	225
Construction	-	-	-	-	-

Total real estate owned	130	335	872	844	1,365

Total non-performing assets	$7,463	$9,325	$7,079	$11,274	$15,921

Ratios:
Non-performing loans to total loans	2.2%	2.9%	2.3%	4.1%	5.8%
Non-performing assets to total assets	1.8%	2.7%	2.4%	4.0%	5.4%

(1)	At December 31, 2015, 2014, 2013, 2012, and 2011, includes $5.1 million, $5.3 million, $3.7 million, $4.2 million, and $4.8 million of troubled debt restructurings, respectively.

For the year ended December 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $452,000. We recognized interest income of $7,000 on such loans for the year ended December 31, 2015.

At December 31, 2015, our non-accrual loans totaled $7.1 million. The non-accrual loans consisted primarily of five real estate relationships with principal balances totaling $10.1 million, $7.0 million net of charge-offs. These loans are secured primarily by developed land and commercial real estate properties.

Other than as disclosed in the above tables, there are no other loans at December 31, 2015 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings (TDRs) are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2015, we had $5.3 million of troubled debt restructurings, of which $5.1 million were included as non-accrual loans in the preceding table. At December 31, 2015 our troubled debt restructuring related to nine loans, seven of which related to commercial real estate. As of December 31, 2015 accruing TDR loans totaled $0.2 million as compared to $0.9 million in December 31, 2014.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2015
Residential mortgage loans:
One-to four-family	3	$152	-	$-	3	$152
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	3	1,011	-	-	3	1,011
Multifamily	-	-	-	-	-	-
Land	-	-	2	1,842	2	1,842
Construction	-	-	-	-	-	-
Total mortgage loans	6	1,163	2	1,842	8	3,005

Commercial non-mortgage	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

Total loans	6	$1,163	2	$1,842	8	$3,005

At December 31, 2014
Residential mortgage loans:
One-to four-family	1	$152	2	$107	3	$259
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	1	634	3	649	4	1,283
Multifamily	-	-	-	-	-	-
Land	-	-	4	2,700	4	2,700
Construction	-	-	-	-	-	-
Total mortgage loans	2	786	9	3,456	11	4,242

Commercial non-mortgage	-	-	1	19	1	19
Other consumer	-	-	-	-	-	-

Total loans	2	$786	10	$3,475	12	$4,261

At December 31, 2013
Residential mortgage loans:
One-to four-family	-	$-	1	$254	1	$254
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	3	667	1	49	4	716
Multifamily	-	-	1	1,363	1	1,363
Land	-	-	5	4,068	5	4,068
Construction	-	-	-	-	-	-
Total mortgage loans	3	667	8	5,734	11	6,401

Commercial non-mortgage	-	-	-	-	-	-
Other consumer	-	-	1	36	1	36

Total loans	3	$667	9	$5,770	12	$6,437

At December 31, 2012
Residential mortgage loans:
One-to four-family	-	$-	4	$344	4	$344
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	1	29	3	721	4	750
Multifamily	-	-	-	-	-	-
Land	-	-	7	4,667	7	4,667
Construction	-	-	-	-	-	-
Total mortgage loans	1	29	14	5,732	15	5,761

Commercial non-mortgage	-	-	1	277	1	277
Other consumer	-	-	-	-	-	-

Total loans	1	$29	15	$6,009	16	$6,038

At December 31, 2011
Residential mortgage loans:
One-to four-family	1	$83	2	$575	3	$658
Home equity	-	-	3	165	3	165
Commercial mortgage loans:
Commercial real estate	1	128	4	980	5	1,108
Multifamily	-	-	-	-	-	-
Land	1	-	5	906	6	906
Construction	-	-	-	-	-	-
Total mortgage loans	3	211	14	2,626	17	2,837

Commercial non-mortgage	-	-	1	375	1	375
Other consumer	-	-	-	-	-	-

Total loans	3	$211	15	$3,001	18	$3,212

Total loans delinquent 60 or more days decreased by $1.3 million to $3.0 million at December 31, 2015 from $4.3 million at December 31, 2014. The decrease in delinquent loans was due primarily to a decrease of $0.9 million in total delinquent land loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2015, we had $130,000 in real estate owned.

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

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Classified Assets:
Substandard	19,591	21,435	20,128	21,380	26,089
Total classified assets	$19,591	$21,435	$20,128	$21,380	$26,089

Special mention	976	2,815	5,889	12,628	16,774
Total criticized assets	$20,567	$24,250	$26,017	$34,008	$42,863

Of the $19.6 million of substandard assets at December 31, 2015, $11.9 million were comprised of commercial real estate loans, $4.4 million were multi-family loans, $1.9 million were land loans, $1.1 million were one-to-four family residential mortgage loans and approximately $296,000 were commercial non-mortgage loans.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$7,976	$7,597	$6,671	$9,503	$9,775

Charge-offs:
Residential mortgage loans:
One-to four-family	(45)	(55)	(210)	(116)	(335)
Home equity	-	-	-	-	(161)
Commercial mortgage loans:
Commercial real estate	-	-	-	(1,337)	(785)
Multifamily	-	-	-	(1,241)	-
Land	-	-	-	(2,393)	(391)
Construction	-	(750)	-	(2)	-
Commercial non-mortgage	-	-	-	(84)	-
Other consumer	(1)	(1)	(2)	(4)	(3)
Total charge-offs	(46)	(806)	(212)	(5,177)	(1,675)

Recoveries:
Residential mortgage loans:
One-to four-family	33	57	15	27	2
Home equity	-	-	1	16	-
Commercial mortgage loans:
Commercial real estate	1,268	10	100	36	5
Multifamily	-	-	-	55	-
Land	26	93	182	-	4
Construction	-	-	-	-	-
Commercial non-mortgage	-	-	5	-	-
Other consumer	4	5	5	6	7
Total recoveries	1,331	165	308	140	18

Net (charge-offs) recoveries	1,285	(641)	96	(5,037)	(1,657)
Provision for loan losses	800	1,020	830	2,205	1,385

Balance at end of period	$10,061	$7,976	$7,597	$6,671	$9,503

Ratios
Net (charge-offs) recoveries to average loans outstanding	0.4%	(2.0)%	0.1%	(2.0)%	(0.7)%
Allowance for loan losses to non-performing loans at end of period	125.4%	86.0%	122.4%	64.0%	65.3%
Allowance for loan losses to total loans at end of period	3.0%	2.6%	2.8%	2.6%	3.7%

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

	At December 31,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans
One-to four-family	$948	12.0%	$881	14.2%	$1,354	18.2%
Home equity	108	1.6	100	2.1	251	2.9
Commercial mortgage loans
Commercial real estate	4,913	55.5	3,573	49.0	2,861	46.1
Multifamily	1,515	17.7	1,391	19.5	1,514	23.0
Land	1,605	3.8	1,205	3.2	1,145	3.6
Construction	604	4.5	539	6.9	285	3.2
Commercial non-mortgage	344	4.5	269	4.7	157	2.6
Other consumer	24	0.4	18	0.4	30	0.4
Total allocated allowance	10,061	100	7,976	100	7,597	100
Total	$10,061	100.00%	$7,976	100.0%	$7,597	100.0%

	At December 31,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans
One-to four-family	$1,433	21.5%	$1,580	25.8%
Home equity	266	4.0	290	5.1
Commercial mortgage loans
Commercial real estate	2,663	39.9	3,462	33.8
Multifamily	1,497	22.4	1,933	19.4
Land	312	4.7	1,622	5.1
Construction	302	4.5	423	7.4
Commercial non-mortgage	166	2.5	165	2.9
Other consumer	32	0.5	28	0.5
Total allocated allowance	6,671	100	9,503	100
Total	$6,671	100.0%	$9,503	100.00%

The allowance for loan losses increased $2.1 million, or 26.1% to $10.1 million at December 31, 2015 from $8.0 million at December 31, 2014. The increase in our allowance for loan losses was due in part to cover estimated credit losses related to growth in commercial mortgage loans and changes in our qualitative and environmental factors.

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

Municipal Obligations. At December 31, 2015 we held no municipal obligations. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest-earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Treasury bond	$500	$500	$-	$-	$-	$-
Municipal obligations	$-	$-	$-	$-	$123	$123

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2015, we had $43.6 million in brokered deposits, of which $3.9 million was through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we may use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2015, we had a total of $163.8 million in certificates of deposit, of which $86.8 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$12,985	5.45%	0.10%	$12,828	6.01%	0.11%	$10,959	6.71%	0.08%
Checking accounts	34,305	14.40	0.07%	33,855	15.87	0.08%	32,634	20.00	0.06%
Money market accounts	74,150	31.14	0.40%	64,593	30.27	0.35%	54,954	33.67	0.39%
Certificates of deposit	116,704	49.01	0.97%	102,082	47.85	0.94%	64,659	39.62	0.91%

Total deposits	$238,144	100.00%	0.61%	$213,358	100.00%	0.58%	$163,206	100.00%	0.51%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest Rate
Less than 2.00%	$155,784	$104,795	$69,347
2.00% to 2.99%	5,276	1,451	904
3.00% to 3.99%	588	589	787
4.00% to 4.99%	1,566	1,724	1,849
5.00% to 5.99%	571	552	975

Total	$163,785	$109,111	$73,862

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2015, we had access to additional Federal Home Loan Bank advances of up to $40.8 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$47,000	$50,000	$61,994
Average balance during period	$54,083	$51,333	$61,963
Maximum outstanding at month end	$60,000	$52,000	$61,994
Weighted average interest rate at end of period	3.84%	3.97%	3.64%
Average interest rate during period	3.64%	3.81%	3.81%

In addition to FHLB advances, at December 31, 2015, we had Federal Funds purchased of $24 million.

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

SUPERVISION AND REGULATION

General

Wolverine Bank is supervised and examined by the Office of the Comptroller of the Currency and is also subject to examination by the Federal Deposit Insurance Corporation (FDIC). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Wolverine Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. Wolverine Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Wolverine Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Wolverine Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Wolverine Bank’s loan documents.

Any change in these laws or regulations, whether by the FDIC, the Office of the Comptroller of the Currency or Congress, could have a material adverse impact on Wolverine Bancorp, Inc., Wolverine Bank and their operations.

As a savings and loan holding company, Wolverine Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve. Wolverine Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such Wolverine Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is primarily responsible for the regulation and supervision of national banks. Pursuant to the Dodd-Frank Act, responsibility for the regulation and supervision of savings and loan holding companies, such as Wolverine Bancorp, Inc., was transferred to the Federal Reserve Board, which supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Wolverine Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule was effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2015 Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, we did not have any relationships in excess of 15% of unimpaired capital and surplus.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency –imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of the Comptroller of the Currency may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of the Comptroller of the Currency is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital and 6% total risk-based capital); and

●	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2015, Wolverine Bank met the criteria for being considered “well-capitalized.”

Deposit Insurance. Wolverine Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Wolverine Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Wolverine Bank. Management cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Wolverine Bank was in compliance with this requirement.

Qualified Mortgages and Retention of Credit Risk. The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	interest-only payments;

●	negative-amortization; and

●	terms longer than 30 years.

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

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Wolverine Bank also are subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

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

●

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

Capital. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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



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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, Wolverine Bank had no minimum tax credit carryforward.

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

Personnel

As of December 31, 2015, we had 40 full-time employees and 21 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.wolverinebank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.     Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Wolverine Bancorp, Inc.

ITEM 1B.     Unresolved Staff Comments

None.

ITEM 2.     Properties

We operate from our main office in Midland, Michigan, and from one branch office located in Midland, Michigan, and one branch office located in Frankenmuth. At December 31, 2015, the net book value of our premises, land and equipment was $1.3 million.

At December 31, 2015. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires

Main Office:
5710 Eastman Avenue Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: * 118 Ashman Street Midland, Michigan 48640	Leased	2005	2015

Frankenmuth Office: 464 N. Main Street Frankenmuth, Michigan 48734	Owned	1978	n/a

*	Downtown office is a month-to-month lease.

 ITEM 3.     Legal Proceedings

At December 31, 2015, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “WBKC.” The approximate number of holders of record of Wolverine Bancorp, Inc. common stock as of March 24, 2016 was 600. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Wolverine Bancorp, Inc.’s common stock for the years ended December 31, 2015 and 2014. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

	High	Low	Dividends Declared
Quarter ended December 31, 2015	$27.73	$25.37	$1.00	(1)
Quarter ended September 30, 2015	26.65	25.00
Quarter ended June 30, 2015	26.75	24.50
Quarter ended March 31, 2015	24.45	23.44
Quarter ended December 31, 2014	$23.95	$23.95	$0.60	(2)
Quarter ended September 30, 2014	22.50	22.50
Quarter ended June 30, 2014	22.75	22.70
Quarter ended March 31, 2014	21.60	21.60

(1)

On December 16, 2015, the Board of Directors declared a special cash dividend of $1.00 per share. The dividend was payable to stockholders of record as of December 30, 2015 and was paid on January 8, 2016.

(2)

On December 8, 2014, the Board of Directors declared a special cash dividend of $0.60 per share. The dividend was payable to stockholders of record as of December 19, 2014 and was paid on December 26, 2014.

Other than the special dividends declared in December 2015 and 2014, we did not pay dividends. Dividend payments by Wolverine Bancorp, Inc. are dependent, in large part, on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2015 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	116,797	$17.32	133,953
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	116,797	$17.32	133,953

(1)	Reflects exercise price of options only.

(d)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2), (3), (4), (5)
October 1, 2015 through October 31, 2015	10,800	$25.50	10,800	78,036
November 1, 2015 through November 30, 2015	26,788	$25.80	26,788	51,248
December 1, 2015 through December 31, 2015	–	$–	–	158,895	(5)

	37,588		37,588

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

(2)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.

(3)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

(4)	The Company’s board of directors approved a stock repurchase program on March 3, 2015 for the repurchase of 110,664 shares of common stock.

(5)	The Company’s board of directors approved a stock repurchase program on December 14, 2015 for the repurchase of 107,647 shares of common stock.

On February 14, 2012, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 125,375 shares. As of February 8, 2013, all shares had been repurchased. On December 10, 2012 the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 122,954 shares. As of December 31, 2013 all shares had been repurchased. On December 9, 2013, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 119,167 shares. As of March 26, 2015, all shares had been repurchased. On February 9, 2015, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 110,664 shares. As of December 31, 2015, 59,416 shares had been repurchased. On December 14, 2015, the Registrant’s Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 5% of our issued and outstanding shares, or up to approximately 107,647 shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

(e)	Stock Performance Graph. Not Applicable.

ITEM 6.     Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2015, we had total assets of $417.8 million, compared to total assets of $336.6 million at December 31, 2014. During the year ended December 31, 2015, we had net income of $3.2 million. For the year ended December 31, 2014, we had a net income of $2.7 million.

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

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2015 and 2014, one-to-four family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 95.2% and 94.9% of our total loan portfolio, respectively.

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

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2015, commercial real estate loans, including multifamily loans and land loans, comprised 77.1% of our total loan portfolio. These loans generally are higher-yielding than one-to-four family residential mortgage loans, and also generally have a shorter term than our one-to-four family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one-to-four family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio. However, we still apply our prudent underwriting standards to any potential participation loan and this is causing slow growth in our participation loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2015, our ratio of non-performing loans to total loans was 2.2%. At December 31, 2015, our ratio of allowance for loan losses to non-performing loans was 125.4%, and our ratio of allowance for loan losses to total loans was 3.0%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2015, 41.9% of our total deposits consisted of these lower cost core deposits compared to 51.2% and 57.3% of total deposits at December 31, 2014 and 2013, respectively. Additionally, at December 31, 2015 we held approximately $17.2 million of lower-cost checking and money market account funds from cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue this strategy to grow this source of lower cost deposits.

Managing interest rate risk. Successfully managing interest rate risk is, and will continue to be, an integral part of our business strategy. Management and the Board of Directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term, fixed-rate one-to-four family residential mortgage loans by originating such loans for sale in the secondary market and, in particular, selling substantially all of our conforming fixed-rate one-to-four family residential mortgage loans with terms of 15 years or greater. In addition, a significant portion of our loan portfolio consists of commercial real estate mortgage loans which generally have shorter terms and provide higher yields than one-to-four family residential mortgage loans. We also monitor the mix of our deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy.

Expanding our banking franchise. We currently operate from three banking offices in Midland and Frankenmuth. We intend to evaluate additional branch expansion opportunities through acquisitions and de novo branching. In addition, we intend to evaluate acquisitions of other financial institutions, or the deposits and assets of other institutions, including in FDIC-assisted acquisitions, as opportunities present themselves (although we currently have no understandings or agreements to acquire other banks, thrifts, branches thereof or other financial services companies).

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

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one-to-four family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2015 and 2014 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased $81.2 million, or 24.1%, to $417.8 million at December 31, 2015 from $336.6 million at December 31, 2014. The increase resulted from an increase of $39.0 million in interest-earning time deposits, a $23.3 million increase in cash and cash equivalents, and an $18.1 million increase in loans.

Cash and cash equivalents increased $23.2 million, or 79.8%, to $52.9 million at December 31, 2015 from $29.7 million at December 31, 2014. The increase in cash and cash equivalents was primarily due to an increase in customer deposits.

Mortgage loans held for sale increased $11,000 or 1.9%, to $581,000 at December 31, 2015 from $570,000 at December 31, 2014 due to fluctuation in mortgage secondary market activities.

Net loans increased $18.1 million, or 6.1%, to $314.6 million at December 31, 2015 from $296.5 million at December 31, 2014 as our commercial real estate loans increased $30.2 million, to $183.9 million at December 31, 2015 from $153.7 million at December 31, 2014 and our land loans increased $2.4 million from $10.1 million at December 31, 2014 to $12.5 million at December 31, 2015. Construction loans decreased $6.9 million, to $14.8 million at December 31, 2015 from $21.7 million at December 31, 2014. Additionally, one-to-four family residential mortgage loans decreased $4.6 million, to $39.7 million at December 31, 2015 from $44.3 million at December 31, 2014, primarily due to repayments and refinances. We do not hold a significant amount of fixed rate one-to-four family residential mortgage loans in our portfolio in the current interest rate environment. In addition multifamily loans decreased $2.4 million, or 3.9%, to $58.8 million from $61.2, and home equity loans decreased $1.2 million to $5.5 million from $6.6 million.

Securities held to maturity, which consists of one treasury bond at December 31, 2015, increased to $500,000 at December 31, 2015 from $0 at December 31, 2014.

Other assets, consisting primarily of deferred federal taxes, increased $0.3 million, or 5.2%, to $5.2 million at December 31, 2015, from $4.9 million at December 31, 2014.

Federal Home Loan Bank stock increased $200,000 to $2.7 million at December 31, 2015 from $2.5 million at December 31, 2014 due to the purchase of stock.

Deposits increased $58.2 million, or 26.0%, to $281.7 million at December 31, 2015 from $223.5 million at December 31, 2014. Certificates of deposit increased $54.7 million, or 50.1%, to $163.8 million at December 31, 2015 from $109.1 million at December 31, 2014 to fund new loan growth and investments. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $4.9 million, or 4.3%, to $120.5 million at December 31, 2015 from $115.6 million at December 31, 2014. Certificate of deposit growth in 2015 consists of both in-market and out-of-market deposits. Out-of-market deposits were primarily issued through two vehicles, a deposit listing service and brokered deposits. Deposit listing services are used by financial institutions to both issue and purchase certificate of deposits directly from other companies, primarily financial institutions. Financial institutions can also use brokers as a mechanism to raise funds.

Total stockholders’ equity decreased $1.0 million, or 1.7%, to $60.5 million at December 31, 2015 from $61.5 million at December 31, 2014 primarily due to net income of $3.2 million less repurchases of our common stock totaling $2.8 million and a special dividend declared of $2.2 million.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

We recorded net income of $3.2 million for the year ended December 31, 2015, an increase of $0.5 million as compared to net income of $2.7 million ($2.2 million excluding a one-time, after-tax gain on branch sale) for the year ended December 31, 2014 primarily due to an increase in interest income from loans. Earnings per share, basic and diluted, for the year ended December 31, 2015 were $1.57 and $1.55, respectively.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 6.9%, to $15.6 million for the year ended December 31, 2015 from $14.6 million for the year ended December 31, 2014, as the average balance of interest-earning assets increased to $351.6 million in 2015 from $321.0 million in 2014 offset in part by a decrease in the average yield on interest-earning assets of 11 basis points to 4.44% during 2015 from 4.55% primarily due short term investments.

The biggest component increase in average interest-earning assets was in other interest earning assets which increased $15.3 million, or 47.5%, to $47.6 million for the year ended December 31, 2015 from $32.3 million for the year ended December 31, 2014. The average yield on other interest-earning assets increased six basis points to 0.24% for the year ended December 31, 2015 from 0.19% for the year ended December 31, 2014. The average interest-earning deposits increased $9.7 million for the year ended December 31, 2015 from $0 for the year ended December 31, 2014. The average yield on interest-earning deposits was 0.53%. Total loans increased $15.3 million, or 5.4%, to $300.8 million for the year ended December 31, 2015 from $285.5 million for the year ended December 31, 2014.

Interest income on loans increased $963,000, or 6.7%, to $15.4 million for 2015 from $14.4 million for 2014, as the average balance of loans increased to $300.8 million during 2015 from $285.5 million during 2014 and the average yield on net loans of increased six basis points to 5.11% for the year ended December 31, 2015 from 5.05% for the year ended December 31, 2014.

Interest income on investment securities, other interest-earning assets and FHLB of Indianapolis stock, increased $46,000, or 23.2%, to $244,000 for the year ended December 31, 2015 from $198,000 for the year ended December 31, 2014. This includes interest income on interest-earning demand deposits, interest-earning time deposits and held-to-maturity securities. The increased interest income is primarily due an increase of 5 basis points in the average yield on other assets from 0.19% for the year ended December 31, 2014 to 0.24% for the year ended December 31, 2015.

Interest Expense. Interest expense increased $307,000, or 9.8%, to $3.5 million for the year ended December 31, 2015 from $3.1 million for the year ended December 31, 2014, as the average rate we paid on these liabilities decreased 1 basis point to 1.18% from 1.19%, partially offset by the average balance of interest-bearing liabilities increasing $27.5 million, or 10.4%, to $292.2 million for 2015 from $264.7 million for 2014. Certificate of deposits had the largest increase in interest expense incurred of approximately $283,000 or 33.3%, to $117,000 for the year ended December 31, 2015 from $102,000 for the year ended December 31, 2014, as average balances increased by $14.6 million. The weighted average rate for certificate of deposits increased 14 basis points to 0.97% for 2015 from 0.83% for 2014.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $10.1 million, or 9.1%, to $121.4 million for the year ended December 31, 2015 from $111.3 million for the year ended December 31, 2014 and the interest on core deposits increased $61,000 to $318,000 for 2015 from $257,000 for 2014. The cost of these funds increased 3 basis points to 0.26% for the year ended December 31, 2015, from 0.23% for the year ended December 31, 2014.

Net Interest Income. Net interest income increased $702,000, or 6.1%, to $12.2 million for the year ended December 31, 2015 from $11.5 million for the year ended December 31, 2014, as our net average interest-earning assets increased to $59.4 million from $56.3 million, our net interest rate spread decreased 9 basis points to 3.27% from 3.36%, and our net interest margin decreased 10 basis points to 3.39% from 3.49%. The decrease in our net interest rate spread and margin is due to an increase in the cost of interest-bearing deposits.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $800,000 for the year ended December 31, 2015 and a provision for loan losses of $1.2 million for the year ended December 31, 2014. The factors used to evaluate the adequacy of the allowance and provision for loan losses of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. The allowance for loan losses to total loans receivable increased to 3.0% at December 31, 2015 from 2.6% at December 31, 2014, which management believes is adequate. The increase in our allowance for loan losses was due in part to cover estimated credit losses related to growth in commercial mortgage loans and changes in our qualitative and environmental factors.

The allowance for loan losses as a percentage of non-performing loans increased to 125.4% at December 31, 2015 from 86.0% at December 31, 2014, while our non-performing loans decreased by $1.8 million from December 31, 2014 to December 31, 2015 due to decreased non-accrual loans and TDRs. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2015 and 2014.

Noninterest Income. Noninterest income decreased $500,000, or 27.3%, to $1.2 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The decrease was due primarily to a decrease of $700,000 in gains on the sale of a branch, which was completed in the fourth quarter of 2014. This was offset in part by a $75,000 increase in gains on sale of loans due to increased mortgage activity; a $75,000 increase in loan fees earned due to increased loan activity; and a $50,000 increase in other income due to rental income of Wolverine Commercial Holdings LLC.

Noninterest Expense. Noninterest expense decreased by $0.1 million to $7.9 million for the year ended December 31, 2015 from $8.0 million for the year ended December 31, 2014. There was a decrease of $96,000 in salaries and benefits due to a reassessment of staffing needs; a $93,000 decrease in professional and service fees primarily due to a reduction in accounting and audit expenses; and a $72,000 decrease in net occupancy and equipment expense due primarily to a branch closure in the fourth quarter of 2014. This was offset in part by a $263,000 increase in loan legal expenses from $59,000 at December 31, 2014 to $322,000 at December 31, 2015, due primarily to one substandard commercial loan relationship.

Income Tax Expense. We recorded a $1.5 million income tax expense for the year ended December 31, 2015 compared to a $1.4 million income tax expense for 2014, reflecting income of $4.7 million before income tax expense during the year ended December 31, 2015 versus income of $4.1million before income tax expense during the year ended December 31, 2014. Our effective tax rate was 32.6% for the year ended December 31, 2015 compared to an effective tax rate of 34.7% for the year ended December 31, 2014.

Asset Quality

Other real estate owned totaled $130,000, or 0.03% of total assets, at December 31, 2015 as compared to $335,000, or 0.1% of total assets, at December 31, 2014. The largest relationship as of December 31, 2015 was $82,000 or 63.3% of other real estate owned, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $7.5 million, or 1.8% of total assets, at December 31, 2015 as compared to $9.4 million, or 2.7% of total assets, at December 31, 2014.

The largest substandard relationship as of December 31, 2015 had a total balance of $3.7 million. Of the $19.7 million loans rated substandard, approximately $12.0 million are performing.

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

	For the Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Total loans	$300,758	$15,372	5.11%	$285,465	$14,409	5.05%	$249,229	$13,150	5.28%
Securities:
U.S. Government and agency securities	500	1	0.19	25	1	4.73	211	6	2.77
FHLB Stock	2,700	127	4.68	3,183	136	4.28	4,123	141	3.41
Interest bearing deposits	9,726	51	0.53	0	0	0.00	0	0	0.00
Other	37,904	65	0.17	32,297	61	0.19	30,234	105	0.35
Total interest-earning assets	351,588	15,616	4.44	320,970	14,607	4.55	283,797	13,402	4.72
Non-interest-earning assets	7,519	-		7,777	-		6,726	-
Total assets	$359,107	$15,616		$328,747	$14,607		$290,523	$13,402

Interest-bearing liabilities:
Regular savings accounts	$12,985	13	0.10	$12,828	14	0.11	$10,959	9	0.08
Checking accounts	34,305	10	0.03	33,855	13	0.04	32,634	21	0.06
Money market accounts	74,150	295	0.40	64,593	230	0.36	54,954	215	0.39
Certificates of deposit	116,704	1133	0.97	102,082	849	0.83	64,659	587	0.91
Total interest-bearing deposits	238,144	1,451		213,358	1,106		163,206	832
Federal Home Loan Bank advances	54,083	2,000	3.70	51,333	2,038	3.97	61,963	2,358	3.81
Federal funds purchased	2,000	-		-	-		-	-
Total interest-bearing liabilities	294,227	3,451	1.17	264,691	3,144	1.19	225,169	3,190	1.42
Non-interest-bearing liabilities	3,225	-		2,975	-		2,608	-
Total liabilities	297,452	3,451		267,666	3,144		227,777	3,190
Equity	61,654	-		61,081	-		62,748	-
Total liabilities and equity	$359,107	$3,451		$328,747	$3,144		$290,525	$3,190

Net interest income		$12,165			$11,463			$10,212
Net interest rate spread (1)			3.27%			3.36%			3.30%
Net interest-earning assets (2)	$57,360			$56,279			$58,628
Net interest margin (3)			3.39%			3.49%			3.60%
Average interest-earning assets to interest-bearing liabilities			119.50%			121.26%			126.04%

(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

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

	Years Ended December 31, 2015 vs. 2014			Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans	$780	$184	$964	$1,848	$(589)	$1,259
Held to maturity securities	2	(2)	-	(6)	2	(4)
Other	74	(29)	45	8	(58)	(50)
Total interest earning assets	856	153	1,009	1,850	(645)	1,205

Interest bearing liabilities:
Regular savings accounts	-	(1)	(1)	2	3	5
Checking accounts	-	(3)	(3)	1	(8)	(7)
Money market accounts	36	28	64	36	(20)	16
Certificates of deposit	132	153	285	315	(55)	260
Total interest-bearing deposits	168	177	345	354	(80)	274
Federal Home Loan Bank advances	106	(144)	(38)	(418)	98	(320)
Total interest-bearing liabilities	274	33	307	(64)	18	(46)

Change in net interest income	$582	$120	$702	$1,914	$(663)	$1,251

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the majority of our long-term, fixed-rate one-to-four family residential mortgage loans that we originate;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies;

(iii)	invest in shorter-term investment securities, interest earning time deposits, and overnight deposits;

(iv)

originate commercial mortgage loans, including multi-family loans and land loans, commercial loans and consumer loans, which tend to have shorter terms and higher interest rates than one-to-four family residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and

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

The table below sets forth, as of December 31, 2015, the calculation of the estimated changes in our economic value of equity that would result from the designated immediate changes in the yield curve.

At December 31, 2015
					EVE as a Percentage of Present Value of Assets (3)
Change in		Estimated (Decrease) in EVE				Increase
Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent		EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)

+300	$58,971	$(240)	(0.41%	)	14.57%	10
+200	59,191	(20)	(0.03%	)	14.47%	13
+100	59,201	(10)	(0.02%	)	14.34%	14
0	59,211	–	–		14.20%	–
-100	60,195	984	0.83%		14.16%	(4)

_________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 0.03% decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience a 0.83% increase in our economic value of equity.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, retail CDs and money markets with larger customers (i.e. municipalities, colleges and universities, nonprofits, medium businesses, etc.), and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2015, our liquidity ratio averaged 10.4% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $52.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2015, we had $7.1 million in loan commitments outstanding plus $6.8 million in unused lines of credit to borrowers and $0.9 million in standby letters of credit. Depending on market conditions, we may be required to pay higher rates on certificates of deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016 in order to retain the deposits.  Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2015 and 2014, we originated $97.3 million and $153.9 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $58.2 million for the year ended December 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $47.0 million at December 31, 2015 and $50.0 million December 31, 2014. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2015, we had the ability to borrow up to an additional $40.8 million from the Federal Home Loan Bank of Indianapolis and had Federal Funds purchase limits of $28.0 million with four correspondent banks, of which we had $24 million in Federal Funds purchased as of December 31, 2015.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 9 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

ITEM 8.     Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

 ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2015 and 2014;

(C)	Consolidated Statements of Income for the years ended December 31, 2015 and 2014;

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

December 31, 2015 and 2014

Wolverine Bancorp, Inc.

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Wolverine Bancorp, Inc.
Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bancorp, Inc. (Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bancorp, Inc. as of December 31, 2015, and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 30, 2016

Wolverine Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Assets

Cash and due from banks	$334	$477
Interest-earning demand deposits	52,531	29,209
Cash and cash equivalents	52,865	29,686
Interest-earning time deposits	39,021	-
Investment securities held to maturity	500	-
Loans held for sale	581	570
Loans, net of allowance for loan losses of $10,061 and $7,976	314,613	296,477
Premises and equipment, net	1,285	1,384
Federal Home Loan Bank stock	2,700	2,500
Other real estate owned	130	335
Accrued interest receivable	967	777
Other assets	5,151	4,895
Total assets	$417,813	$336,624

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$281,701	$223,529
Federal Home Loan Bank advances	47,000	50,000
Federal funds purchased	24,000	-
Interest payable and other liabilities	4,632	1,557
Total liabilities	357,333	275,086

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares Issued and outstanding – 2,158,034 and 2,263,848 at December 31, 2015 and December 31, 2014	22	23
Unearned employee stock ownership plan (ESOP)	(1,410)	(1,564)
Additional paid-in capital	16,401	18,640
Retained earnings	45,467	44,439
Total stockholders’ equity	60,480	61,538
Total liabilities and stockholders’ equity	$417,813	$336,624

Wolverine Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2015 and 2014
(Dollars in Thousands)

	2015	2014

Interest and Dividend Income
Loans	$15,372	$14,409
Investment securities and other	244	198
Total interest and dividend income	15,616	14,607

Interest Expense
Deposits	1,451	1,106
Borrowings	2,000	2,038
Total interest expense	3,451	3,144

Net Interest Income	12,165	11,463

Provision for Loan Losses	800	1,020

Net Interest Income After Provision for Loan Losses	11,365	10,443

Noninterest Income
Service charges and fees	297	239
Net gain on loan sales	660	585
Net gain (loss) on sale of real estate owned	(116)	(37)
Gain on the sale of premises and equipment	-	747
Other	382	148
Total noninterest income	1,223	1,682

Noninterest Expense
Salaries and employee benefits	4,541	4,637
Net occupancy and equipment expense	811	883
Information technology expense	236	238
Federal deposit insurance corporation premiums	217	206
Professional and services fees	398	491
Other real estate owned expense	50	85
Loan legal expense	322	59
Advertising expense	144	173
Michigan business tax	186	181
Other	953	1,063
Total noninterest expense	7,858	8,016

Income Before Income Tax	4,730	4,109

Provision for Income Taxes	1,544	1,426

Net Income and Comprehensive Income	$3,186	$2,683

Earnings Per Share:
Basic	$1.57	$1.28
Diluted	$1.55	$1.27

Wolverine Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015 and 2014
(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2014	$23	$18,952	$(1,666)	$43,016	$60,325
Net Income	-	-	-	2,683	2,683
Purchase of 35,993 shares of common stock	-	(807)	-	-	(807)
Exercised options	-	46	-	-	46
Share based compensation expense	-	307	-	-	307
ESOP shares earned	-	142	102	-	244
Dividends ($.60 per share)	-	-	-	(1,260)	(1,260)
Balances at December 31, 2014	23	18,640	(1,564)	44,439	61,538
Net Income	-	-	-	3,186	3,186
Purchase of 112,814 shares of common stock	(1)	(2,795)	-	-	(2,796)
Share based compensation expense	-	319	-	-	319
ESOP shares earned	-	237	154	-	391
Dividends ($1.00 per share)	-	-	-	(2,158)	(2,158)
Balances at December 31, 2015	$22	$16,401	$(1,410)	$45,467	$60,480

Wolverine Bancorp, Inc.

Consolidated Statements of Cash Flows
December 31, 2015 and 2014
(Dollars in Thousands)

	2015	2014
Operating Activities
Net income	$3,186	$2,683
Items not requiring (providing) cash
Depreciation	232	252
Deferred income taxes	(215)	(114)
Provision for loan losses	800	1,020
Loans originated for sale	(20,073)	(17,007)
Proceeds from loans sold	20,722	18,347
Net gain on sale of loans	(660)	(585)
Share based compensation	319	307
Earned ESOP shares	391	244
Gain on sale of premises and equipment	-	(747)
Changes in
Interest receivable and other assets	365	(466)
Interest payable and other liabilities	429	(902)
Net cash provided by operating activities	5,496	3,032

Investing Activities
Net change in time deposits purchased	(39,021)	-
Purchase of held to maturity securities	(500)	-
Proceeds from calls, maturities and pay-downs of held to maturity securities	-	123
Net change in loans	(19,111)	(38,483)
Proceeds from sale of real estate owned	272	808
Purchase of premises and equipment	(133)	(72)
Proceeds from sale of premises and equipment	-	752
Purchase of FHLB stock	(200)	-
Proceeds from redemption of FHLB Stock	-	820
Net cash used by investing activities	(58,693)	(36,052)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	3,499	15,297
Net change in certificates of deposit	54,673	35,249
Repayment of Federal Home Loan Bank advances	(13,000)	(12,000)
Proceeds from Federal Home Loan Bank advances	10,000	-
Net change in Fed funds purchased	24,000	-
Proceeds from stock options exercised	-	46
Purchase of common stock	(2,796)	(807)
Dividends paid	-	(1,260)
Net cash provided by financing activities	76,376	36,525

Change in Cash and Cash Equivalents	23,179	3,505

Cash and Cash Equivalents, Beginning of Period	29,686	26,181

Cash and Cash Equivalents, End of Period	$52,865	$29,686

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,375	$3,125
Income taxes paid	1,847	1,660
Loans transferred to real estate owned	176	367
Dividends declared, not paid	2,158	-

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

The Bank’s additional wholly owned subsidiaries, Wolserv Corporation, a Michigan corporation which has a membership interest in a title company, and Wolverine Commercial Holdings LLC, a Michigan LLC owned by Wolverine Bank which holds certain real estate, are included in the consolidated financial statements.

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
December 31, 2015 and 2014
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
December 31, 2015 and 2014
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
December 31, 2015 and 2014
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

 Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

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

Recently Issued Accounting Standards

FASB Accounting Standards Updates No. 2016-02, Leases (Topic 842)

The FASB has issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following:

1. A public business entity

2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over the-counter market

3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC).

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted for all entities. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

●

Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

●	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

●

Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

●	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

●

Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

●

Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

FASB Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

The FASB has issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.

U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.

The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective.

FASB Accounting Standards Update No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

 In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.

Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-01, Eliminating the Concept of Extraordinary Items

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify,

present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Note 2:	Restriction on Cash and Due From Banks

We are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2015 was $493.

At December 31, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $16,606. Additionally, the Company had approximately $1,497 and $32,753 on deposit with the Federal Home Loan Bank of Indianapolis and Federal Reserve Bank of Chicago, as of December 31, 2015, which are not federally insured.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2015
Treasury bond	$500	$–	$–	$500

The treasury bond held at December 31, 2015 matures on January 7th, 2016.

There were no sales of securities during 2015 or 2014.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2015	December 31, 2014
Real Estate
One-to four-family	$39,719	$44,316
Home Equity	5,459	6,645
Commercial mortgage loans
Commercial real estate	183,934	153,705
Multifamily	58,804	61,204
Land	12,543	10,060
Construction	14,785	21,673
Commercial Non-mortgage	14,826	14,717
Consumer	1,221	1,142
Total loans	331,291	313,462

Less
Net deferred loan fees, premiums and discounts	567	555
Undisbursed portion of loans	6,050	8,454
Allowance for loan losses	10,061	7,976
Net Loans	$314,613	$296,477

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Home equity loans secured by second mortgages have greater risk than one-to-four family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

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

Commercial real estate and multi-family

Commercial real estate and multi-family loans generally have greater credit risk than the owner-occupied one-to-four family residential mortgage loans that we originate for retention in our loan portfolio. Repayment of these loans generally depends, in large part, on sufficient income from the property securing the loan or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, due to declining property values in our primary market area and in Michigan, the loan to value ratios of many of our commercial real estate and multi-family have increased significantly from the loan to value ratios that were assigned to these loans at the time of origination.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

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

Construction

Construction loans include those for one-to-four family residential properties and commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for one-to-four family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. For all construction loans, we generally require that a commitment for permanent financing be in place prior to closing the construction loan.

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

 Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

 The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015 and 2014:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of December 31, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	79	8	72	124	374	65	75	3	800
Losses charged off	(45)	-	-	-	-	-	-	(1)	(46)
Recoveries	33	-	1,268	-	26	-	-	4	1,331
Balance, end of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$-	$-	$-	$1,150
Ending balance: collectively evaluated for impairment	$948	$108	$4,713	$1,415	$755	$604	$344	$24	$8,911
Loans:
Ending Balance	$39,719	$5,459	$183,934	$58,804	$12,543	$14,785	$14,826	$1,221	$331,291
Ending Balance: individually evaluated for impairment	$1,504	$-	$12,280	$7,877	$1,883	$-	$295	$-	$23,839
Ending balance: collectively evaluated for impairment	$38,215	$5,459	$171,654	$50,927	$10,660	$14,785	$14,531	$1,221	$307,452

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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
December 31, 2015 and 2014
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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of December 31, 2015 and 2014:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$36,941	$40,253	$5,459	$6,645	$150,122	$131,833	$46,230	$47,308
Pass (Closely Monitored)	1,437	2,446	-	-	21,156	10,446	8,142	9,244
Special Mention	225	413	-	-	751	2,383	-	-
Substandard	1,116	1,204	-	-	11,905	9,043	4,432	4,652
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$39,719	$44,316	$5,459	$6,645	$183,934	$153,705	$58,804	$61,204

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$9,462	$5,160	$14,785	$18,213	$9,626	$14,023	$1,221	$1,142	$273,846	$264,577
Pass (Closely Monitored)	1,239	2,156	-	-	4,904	343	-	-	36,878	24,635
Special Mention	-	-	-	-	-	19	-	-	976	2,815
Substandard	1,842	2,744	-	3,460	296	332	-	-	19,591	21,435
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
	$12,543	$10,060	$14,785	$21,673	$14,826	$14,717	$1,221	$1,142	$331,291	$313,462

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

The following table is a summary of our past due and non-accrual loans as of December 31, 2015 and 2014:

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$151	$152	$-	$303	$39,416	$39,719	$-	$99
Home Equity	-	-	-	-	5,459	5,459	-	-
Commercial Real Estate	6	1,011	-	1,017	182,917	183,934	-	5,188
Multifamily	1,291	-	-	1,291	57,513	58,804	-	-
Land	-	-	1,842	1,842	10,701	12,543	-	1,842
Construction	-	-	-	-	14,785	14,785	-	-
Commercial Non-Mortgage	-	-	-	-	14,826	14,826	-	-
Consumer	-	-	-	-	1,221	1,221	-	-
Total	$1,448	$1,163	$1,842	$4,453	$326,838	$331,291	$-	$7,129

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$334	$152	$107	$593	$43,723	$44,316	$-	$107
Home Equity	-	-	-	-	6,645	6,645	-	-
Commercial Real Estate	818	634	649	2,101	151,604	153,705	-	1,339
Multifamily	-	-	-	-	61,204	61,204	-	-
Land	-	-	2,700	2,700	7,360	10,060	-	2,700
Construction	3,960	-	-	3,960	17,713	21,673	-	3,960
Commercial Non-Mortgage	-	-	19	19	14,698	14,717	-	19
Consumer	-	-	-	-	1,142	1,142	-	-
Total	$5,112	$786	$3,475	$9,373	$304,089	$313,462	$-	$8,125

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

The following table present impaired loans for the year ended December 31, 2015:

		Unpaid
	Recorded	Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,504	$1,633	$-	$1,791	$80
Home Equity	-	-	-	15	-
Commercial real estate	9,912	11,820	-	10,508	289
Multi Family	6,586	7,400	-	6,685	359
Land	41	96	-	371	22
Construction	-	-	-	-	-
Commercial Non-Mortgage	295	295	-	311	22
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-
Commercial real estate	2,368	2,368	200	2,499	175
Multi Family	1,291	1,291	100	1,319	77
Land	1,842	3,640	850	2,115	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,504	$1,633	$-	$1,791	$80
Home Equity	-	-	-	15	-
Commercial real estate	12,280	14,188	200	13,007	464
Multi Family	7,877	8,691	100	8,004	436
Land	1,883	3,736	850	2,486	22
Construction	-	-	-	-	-
Commercial Non-Mortgage	295	295	-	311	22
Consumer	-	-	-	-	-
Total	$23,839	$28,543	$1,150	$25,614	$1,024

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

The following table present impaired loans for the year ended December 31, 2014:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Balance	YTD Interest Income

Loans without a specific valuation allowance:
1-4 Family	$1,467	$1,643	$-	$1,472	$77
Home Equity	63	63	-	65	2
Commercial real estate	6,029	8,309	-	6,680	323
Multi Family	6,847	7,661	-	6,941	392
Land	524	805	-	504	4
Construction	5,349	4,712	-	3,664	57
Commercial Non-Mortgage	19	19	-	137	5
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$178	$178	$-	$180	$8
Home Equity	-	-	-	-	-
Commercial real estate	2,927	2,927	200	3,000	200
Multi Family	1,345	1,345	100	1,355	83
Land	2,700	4,060	850	3,044	1
Construction	-	-	-	2,674	107
Commercial Non-Mortgage	332	332	-	343	18
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,645	$1,821	$-	$1,652	$85
Home Equity	63	63	-	65	2
Commercial real estate	8,956	11,236	200	9,680	523
Multi Family	8,192	9,006	100	8,296	475
Land	3,224	4,865	850	3,548	5
Construction	5,349	4,712	-	6,338	164
Commercial Non-Mortgage	351	351	-	480	23
Consumer	-	-	-	-	-
Total	$27,780	$32,054	$1,150	$30,059	$1,277

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Loans to related parties totaled $7,310 and $7,872 at December 31, 2015 and 2014, respectively. The decrease was due to $5,000 in new loans and refinances and $5,562 in payoffs and repayments.

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
December 31, 2015 and 2014
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

The following tables summarize the loans that have been restructured as TDRs during the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31, 2015
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial real estate	3	$817	$817
Total	3	$817	$817

	Twelve Months Ended December 31, 2014
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Construction	1	$4,710	$4,710
Land	1	614	614
Total	2	$5,324	$5,324

The TDRs described above for the twelve months ended December 31, 2015 did not have a material impact on the allowance for loan losses or a material charge-off.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

A default on a TDR occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned. The Company did not have any TDR loans default during the past 12 months. The Company had no TDR loans that defaulted in 2015.

The following tables summarize the loans that have been restructured as TDRs based on the type of modification or concession granted to the borrower during the twelve months ending December 31, 2015 and 2014:

As of December 31, 2015	Payment Extension			Rate Reduction			Combination		Totals
	Number	Amount		Number	Amount		Number	Amount
1-4 Family	-		$-	-		$-	-	$-	$--
Home Equity	-		-	-		-	-	-	-
Commercial Real Estate	-		-	-		-	3	817	817
Multifamily	-		-	-		-	-	-	-
Land	-		-	-		-	-	-	-
Construction	-		-	-		-	-	-	-
Commercial Non-Mortgage	-		-	-		-	-	-	-
Consumer	-		-	-		-	-	-	-
Total	- -	$	- -	-	$	- -	3	$817	$817

As of December 31, 2014	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
1-4 Family	-	$-	-	$-	-	$-	$--
Home Equity	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Land	-	-	-	-	1	614	614
Construction	1	4,710	-	-	-	-	4,710
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	1	$4,710	-	$-	1	$614	$5,324

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the year ended December 31, 2015, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2015	2014
Land	$514	$514
Buildings and improvements	3,146	3,146
Furniture, fixtures, and equipment	3,308	3,172
	6,968	6,832
Less accumulated depreciation	(5,683)	(5,448)
Net premises and equipment	$1,285	$1,384

Note 6:	Deposits

Deposits at year-end are summarized as follows:

	2015	2014
Savings accounts	$13,626	$13,249
Checking accounts	33,934	33,819
Money market accounts	70,356	67,349
Certificates of deposit	163,785	109,112
Total Deposits	$281,701	$223,529

Brokered certificates of deposit totaled $43,612 at December 31, 2015 and $2,900 at December 31, 2014.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

At December 31, 2015, scheduled maturities of certificates of deposit are as follows:

2016	86,772
2017	33,067
2018	17,723
2019	15,877
2020	9,532
Thereafter	814
Total	163,785

Time deposits of $250 or more were $39,061 at December 31, 2015 and time deposits of $100 or more were $85,833 at December 31, 2014.

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $47,000 at December 31, 2015 and $50,000 at December 31, 2014. At December 31, 2015, the advances are at fixed rates and bear interest at rates ranging from 2.21% to 5.25% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $136,207. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of our Federal Home Loan Bank advances at December 31, 2015, are:

2016	-
2017	10,000,000
2018	5,000,000
2019	-
2020	10,000,000
Thereafter	22,000,000
Total	$47,000,000

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Note 8:	Income Taxes

The provision for income taxes includes these components:

	2015	2014
Taxes currently payable	$1,759	$1,540
Deferred income taxes	(215)	(114)
Income tax expense	$1,544	$1,426

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2015	2014
Computed at the statutory rate (34%)	$1,608	$1,397
Increase (decrease) resulting from Tax exempt interest	(49)	(49)
Other	(15)	78
Actual tax expense	$1,544	$1,426

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2015	2014
Deferred tax asset
Allowance for loan losses	$2,984	$2,712
Depreciation	134	125
Deferred loan fees	195	191
Deferred compensation	197	189
Real estate owned	27	1
Other	62	166
	3,599	3,384
Deferred tax liabilities
FHLB stock dividends	31	31
Net deferred tax asset	$3,568	$3,353

Retained earnings at December 31, 2015 include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2015.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides b on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements.

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

Basel III Capital Rules

In July 2013, the three federal bank regulatory agencies jointly published final rules (the Basel III

Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as

“Basel III” for strengthening international capital standards as well as certain provisions of the

Dodd-Frank Act. These rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach.

The Basel III Capital Rules were effective for the Bank on January 1, 2015 (subject to a four-year phase-in period). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015, will be as follows:

4.5% CET1 to risk-weighted assets
6.0% Tier 1 capital to risk-weighted assets
8.0% Total capital to risk-weighted assets
4.0% Minimum leverage ratio

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a  banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2015 and 2014, that we meet all capital adequacy requirements to which we are subject.

Our actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total risk-based capital (to risk-weighted assets)	61,810	20.7%	23,848	8.0%	29,810	10.0%
Tier I capital (to risk-weighted assets)	57,990	19.45	17,886	6.0	23,848	8.0
Common equity tier 1 capital (to risk-weighted assets)	57,990	19.45	16,172	4.5	23,360	6.5
Tier I capital (to adjusted total assets)	57,990	16.14	14,375	4.0	17,969	5.0

As of December 31, 2014
Total risk-based capital (to risk-weighted assets)	62,224	22.7%	21,936	8.0%	27,420	10.0%
Tier I capital (to risk-weighted assets)	58,763	21.4	10,968	4.0	16,452	6.0
Tier I capital (to adjusted total assets)	58,763	17.6	13,396	4.0	16,745	5.0

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Dividend Restriction

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2015, approximately $623 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 10:	Employee Benefits

We have a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation with us matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%.  Additionally, we can make discretionary contributions to our 401 (k) plan. Employer contributions charged to expense for the years ended 2014 and 2014 were $75 and $73 respectively.

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

ESOP expense for the years ended December 31, 2015 and 2014 was $391 and $244, respectively.

The ESOP shares as of December 31 were as follows:

	2015	2014

Allocated shares	55,665	41,755
Unearned shares	141,255	156,458

Total ESOP shares	196,920	198,213

Fair value of unearned shares at December 31	$3,763	$3,747

We are obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2015 and 2014, the fair value of the 55,665 and 41,755 allocated shares held by the ESOP was $1,483 and $1,019.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired loans	$3,822	$–	$–	$3,822

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range
December 31, 2014 Collateral-dependent Impaired loans	$3,822	Market comparable properties	Marketability discount	6%	-	38%	(7%)

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015.

		Fair Value Measurements Using
As of December 31, 2015	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$52,865	$52,865	$-	$-
Interest-earning time deposits	39,021	39,021	-	-
Held to maturity securities	500	-	500	-
Loans held for sale	581	-	583	-
Loans, net of allowance for loan losses	314,613	-	-	318,525
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	967	-	967	-

Financial liabilities
Deposits	$281,701	$117,916	$-	$165,657
Federal Home Loan Bank advances	47,000	-	46,390	-
Federal funds purchased	24,000	-	24,000	-
Interest payable	233	-	233	-

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

		Fair Value Measurements Using
As of December 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$29,686	$29,686	$-	$-
Loans held for sale	570	-	570	-
Loans, net of allowance for loan losses	296,477	-	-	299,514
Federal Home Loan Bank stock	2,500	-	2,500	-
Interest receivable	777	-	777	-

Financial liabilities
Deposits	$223,659	$114,418	$-	$110,560
Federal Home Loan Bank advances	50,000	-	50,567	-
Interest payable	157	-	157	-

The following methods and assumptions were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Federal Funds Purchased, Interest Receivable, and Interest Payable

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
December 31, 2015 and 2014

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

At year-end, these financial instruments are summarized as follows:

	2015	2014
Commitments to extend credit	$7,133	$17,393
Unused portions of lines of credit	6,778	5,790
Standby letters of credit	990	1,107

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Note 13:	Earnings Per Share (In thousands except per share amounts)

Years ended December 31	2015	2014
Net Income	$3,186	$2,683
Dividends and undistributed earnings allocated to participating securities	(50)	(52)
Income attributable to common shareholders	3,136	2,631

Weighted average shares outstanding (in thousands)	2,200	2,276
Less: average unearned ESOP and unvested restricted stock	(203)	(220)
Average Shares	1,997	2,056
Dilutive effect of share-based awards	25	14
Average common and common-equivalent shares for diluted EPS (in thousands)	2,022	2,070

Basic EPS	$1.57	$1.28
Diluted EPS	$1.55	$1.27

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan are authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total share-based compensation expense pursuant to the Plan for the years ended December 31, 2015 and 2014 was $319 and $307, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	121,449	$17.45	8	$789
Granted	7,500	26.24	10	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	--	--	--	--
Options outstanding at December 31, 2015	128,949	$17.91	7	$1,123
Exercisable at December 31, 2015	71,912	$17.33	7	$669

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

The fair value of the Company’s stock options granted on May 30, 2015 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	17.29%
Risk-free interest rate	2.00%
Expected dividend yield	3.43%
Expected life (in years)	7.50
Exercise price for the stock options	$26.65
Grant date fair value	$3.01

The fair value of the Company’s stock options granted on December 15, 2015 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	18.60%
Risk-free interest rate	2.10%
Expected dividend yield	3.43%
Expected life (in years)	7.50
Exercise price for the stock options	$26.06
Grant date fair value	$3.28

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

As of December 31, 2015, the Bank had $125 of unrecognized compensation expense related to stock options. The cost is expected to be recognized over a weighted-average period of 2.56 years. The total fair value of options vested in the year ended December 31, 2015 was $647. Stock option expense for the years ended December 31, 2015 and 2014 was $62 and $60, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	43,974	$17.44
Granted	7,000	26.24
Vested	(14,440)	17.38
Forfeited	-	-

Non-vested at December 31, 2015	36,534	$19.16

As of December 31, 2015, the Company had $600 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the years ended December 31, 2015 and 2014 were $257 and $247, respectively.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$2,386	$990
Investment in subsidiary	60,073	60,490
Other assets	199	125
Total assets	$62,658	$61,605

Liabilities - Other	$2,178	$67

Stockholders' Equity	60,480	61,538
Total liabilities and stockholders' equity	$62,658	$61,605

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Condensed Statements of Income and Comprehensive Income

	December 31, 2015	December 31, 2014
Income - Dividends from subsidiary	$4,500	$3,000

Expense	260	325

Income (Loss) Before Income Tax and Equity Undistributed Income (Distribution in Excess of Income)	4,240	2,675

Income Tax Benefit	73	114

Income (Loss) Before Equity in Undistributed Income (Distribution in Excess of Income)	4,313	2,789

Equity in Undistributed Income (Distribution in Excess of Income)	(1,127)	(106)

Net Income and Comprehensive Income	$3,186	$2,683

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Dollars in Thousands)

Condensed Statements of Cash Flows

	December 31, 2015	December 31, 2014
Operating Activities
Net income	$3,186	$2,683
Items not requiring (providing) cash:
Equity in (undistributed income) distributions in excess of income of subsidiaries	1,127	106
Change in other assets	(74)	(72)
Change in other liabilities	(47)	(30)
Net cash used in operating activities	4,192	2,687
Financing Activities
Purchase of common stock	(2,796)	(807)
Dividends paid	-	(1,260)
Net cash used in financing activities	(2,796)	(2,067)

Net Change in Cash and Cash Equivalents	1,396	620

Cash and Cash Equivalents, Beginning of Period	990	370

Cash and Cash Equivalents, End of Period	$2,386	$990

Supplemental Disclosures of Cash Flows Information

Dividends Declared, not paid	$2,158	$-

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: March 30, 2016	By:	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ David H. Dunn David H. Dunn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016

/s/ Rick A. Rosinski Rick A. Rosinski	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2016

/s/ Richard M. Reynolds Richard M. Reynolds	Chairman of the Board	March 30, 2016

/s/ Roberta N. Arnold Roberta N. Arnold	Director	March 30, 2016

/s/ Eric P. Blackhurst Eric P. Blackhurst	Director	March 30, 2016

/s/ James W. Fisher James W. Fisher	Director	March 30, 2016

/s/ J. Donald Sheets J. Donald Sheets	Director	March 30, 2016

/s/ Howard I. Ungerleider Howard I. Ungerleider	Director	March 30, 2016

/s/ Joseph M. VanderKelen	Director	March 30, 2016
Joseph M. VanderKelen

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*
3.2	Bylaws of Wolverine Bancorp, Inc.*
4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*
10.1	Amended and Restated Employment Agreement of David H. Dunn**
10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**
10.3	2002 Long Term Incentive Plan, as amended*
10.4	2006 Long Term Incentive Plan, as amended for Dunn*
10.5	2006 Long Term Incentive Plan, as amended for Rosinski*
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.