Form 10-Q
period 2016-03-31
Wolverine Bancorp, Inc.
filed 2016-05-13
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of May 12, 2016, was 2,150,416.

Wolverine Bancorp, Inc.
Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

Assets	March 31, 2016	December 31, 2015
	(unaudited)
Cash and due from banks	$415	$334
Interest-earning demand deposits	11,828	52,531
Cash and cash equivalents	12,243	52,865
Interest-earning time deposits	38,423	39,021
Investment securities held to maturity	498	500
Loans held for sale	1,203	581
Loans, net of allowance for loan losses of $10,024 and $10,061	323,552	314,613
Premises and equipment, net	1,244	1,285
Federal Home Loan Bank stock	2,700	2,700
Other real estate owned	197	130
Accrued interest receivable	929	967
Other assets	4,950	5,151
Total assets	$385,939	$417,813

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$274,410	$281,701
Federal Home Loan Bank advances	47,000	47,000
Federal funds purchased	-	24,000
Interest payable and other liabilities	3,075	4,632
Total liabilities	324,485	357,333

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,152,266 and 2,158,034 at March 31, 2016 and December 31, 2015	22	22
Unearned employee stock ownership plan (ESOP)	(1,384)	(1,410)
Additional paid-in capital	16,382	16,401
Retained earnings	46,434	45,467
Total stockholders’ equity	61,454	60,480
Total liabilities and stockholders’ equity	$385,939	$417,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Interest and Dividend Income
Loans	$3,932	$3,615
Investment securities and other	129	62
Total interest and dividend income	4,061	3,677

Interest Expense
Deposits	508	325
Borrowings	459	525
Total interest expense	967	850

Net Interest Income	3,094	2,827

Provision for Loan Losses	-	250

Net Interest Income After Provision for Loan Losses	3,094	2,577

Noninterest Income
Service charges and fees	80	67
Net gain on loan sales	96	176
Net gain (loss) on sale of real estate owned	27	(37)
Other	80	109
Total noninterest income	283	315

Noninterest Expense
Salaries and employee benefits	1,090	1,028
Net occupancy and equipment expense	207	220
Information technology expense	62	57
Federal deposit insurance corporation premiums	54	46
Professional and services fees	94	107
Other real estate owned expense	24	12
Loan legal expense	81	64
Advertising expense	21	20
Michigan business tax	45	47
Other	209	214
Total noninterest expense	1,887	1,815

Income Before Income Tax	1,490	1,077

Provision for Income Taxes	523	338

Net Income and Comprehensive Income	$967	$739

Earnings Per Share:
Basic	$0.48	$0.36
Diluted	$0.47	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Three months ended
	March 31,
	2016	2015
Operating Activities	(Unaudited)
Net income	$967	$739
Items not requiring (providing) cash
Depreciation	57	61
Provision for loan losses	-	250
Loss (gain) on other real estate owned	(27)	37
Loans originated for sale	(3,716)	(5,928)
Proceeds from loans sold	3,186	5,714
Net gain on sale of loans	(96)	(176)
Share based compensation	128	78
Earned ESOP shares	26	65
Changes in
Interest receivable and other assets	(196)	(232)
Interest payable and other liabilities	(1,107)	984
Net cash provided by (used in) operating activities	(778)	1,592

Investing Activities
Net change in time deposits purchased	598	-
Purchase of held to maturity securities	(498)	(499)
Proceeds from calls, maturities and pay-downs of held to maturity securities	500	-
Net change in loans	(9,043)	9,420
Proceeds from sale of real estate owned	37	87
Purchase of FHLB stock	-	(200)
Net cash provided by (used in) investing activities	(8,406)	8,808

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	1,833	901
Net change in certificates of deposit	(9,124)	5,174
Proceeds from Federal Home Loan Bank advances	-	10,000
Net change in Fed funds purchased	(24,000)	-
Purchase of common stock	(147)	(1,390)
Net cash provided by (used in) financing activities	(31,438)	14,685

Change in Cash and Cash Equivalents	(40,622)	25,085

Cash and Cash Equivalents, Beginning of Period	52,865	29,686

Cash and Cash Equivalents, End of Period	$12,243	$54,771

Supplemental Disclosures of Cash Flows Information
Interest paid	$909	$815
Income taxes paid	895	175
Loans transferred to real estate owned	104	42

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2016	$22	$16,401	$(1,410)	$45,467	$60,480
Net Income	-	-	-	967	967
Purchase of 5,700 shares of common stock	-	(147)	-	-	(147)
Share based compensation expense	-	87	-	-	87
ESOP shares earned	-	41	26	-	67
Balances at March 31, 2016	$22	$16,382	$(1,384)	$46,434	$61,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

Note 2:	Accounting Developments

FASB Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718)

The FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” This ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

FASB Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815)

The FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815).” This ASU applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria as identified in Topic 815 continue to be met. ASU 2016-05 will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

FASB Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

The FASB issued ASU No. 2015-05 “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 became effective for interim and annual periods beginning after December 15, 2015 and did not have a significant impact on the Company’s financial condition or results of operations.

FASB Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting For Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

The FASB issued ASU No. 2014-12 “Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 became effective for interim and annual periods beginning after December 15, 2015 and did not have a significant impact on the Company’s financial condition or results of operations.

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” This ASU clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is still evaluating the impact relating to adopting this standard.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
March 31, 2016
Treasury bond	$498	$2	$--	$500

The amortized cost and fair value of securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Amortized Cost	Fair Value

Within one year	$498	$500
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

Totals	$498	$500

There were no sales of securities during the three months ended March 31, 2016 and 2015.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2016	December 31, 2015
Real Estate
One-to four-family	$38,898	$39,719
Home Equity	5,073	5,459
Commercial mortgage loans
Commercial real estate	191,230	183,934
Multifamily	60,166	58,804
Land	12,863	12,543
Construction	11,804	14,785
Commercial Non-mortgage	17,742	14,826
Consumer	1,175	1,221
Total loans	338,951	331,291

Less
Net deferred loan costs, premiums and discounts	574	567
Undisbursed portion of loan	4,801	6,050
Allowance for loan losses	10,024	10,061
Net Loans	$323,552	$314,613

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016, December 31, 2015 and March 31, 2015:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of March 31, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision charged to expense	23	(9)	(115)	(106)	28	132	48	(1)	-
Losses charged off	(66)	-	-	-	-	-	-	-	(66)
Recoveries	4	-	24	-	1	-	-	-	29
Balance, end of period	$909	$99	$4,822	$1,409	$1,634	$736	$392	$23	$10,024
Ending Balance: individually evaluated for impairment	$-	$-	$-	$100	$850	$-	$-	$-	$950
Ending balance: collectively evaluated for impairment	$909	$99	$4,822	$1,309	$784	$736	$392	$23	$9,074
Loans:
Ending Balance	$38,898	$5,073	$191,230	$60,166	$12,863	$11,804	$17,742	$1,175	$338,951
Ending Balance: individually evaluated for impairment	$1,241	$-	$9,211	$7,493	$1,769	$-	$-	$-	$19,714
Ending balance: collectively evaluated for impairment	$37,657	$5,073	$182,019	$52,673	$11,094	$11,804	$17,742	$1,175	$319,237

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of December 31, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	79	8	72	124	374	65	75	3	800
Losses charged off	(45)	-	-	-	-	-	-	(1)	(46)
Recoveries	33	-	1,268	-	26	-	-	4	1,331
Balance, end of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$-	$-	$-	$1,150
Ending balance: collectively evaluated for impairment	$948	$108	$4,713	$1,415	$755	$604	$344	$24	$8,911
Loans:
Ending Balance	$39,719	$5,459	$183,934	$58,804	$12,543	$14,785	$14,826	$1,221	$331,291
Ending Balance: individually evaluated for impairment	$1,504	$-	$12,280	$7,877	$1,883	$-	$295	$-	$23,839
Ending balance: collectively evaluated for impairment	$38,215	$5,459	$171,654	$50,927	$10,660	$14,785	$14,531	$1,221	$307,452

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of March 31, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	22	(9)	131	(90)	156	78	(40)	2	250
Losses charged off	(45)	-	-	-	-	-	-	(1)	(46)
Recoveries	16	-	39	-	-	-	-	-	55
Balance, end of period	$874	$91	$3,743	$1,301	$1,362	$617	$229	$19	$8,236
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$-	$-	$-	$1,150
Ending balance: collectively evaluated for impairment	$874	$91	$3,543	$1,201	$512	$617	$229	$19	$7,086
Loans:
Ending Balance	$42,337	$5,999	$155,700	$59,374	$10,149	$20,847	$12,073	$1,272	$307,751
Ending Balance: individually evaluated for impairment	$1,775	$60	$13,840	$8,125	$2,918	$-	$325	$-	$27,043
Ending balance: collectively evaluated for impairment	$40,562	$5,939	$141,860	$51,249	$7,231	$20,847	$11,748	$1,272	$280,708

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of March 31, 2016 and December 31, 2015:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$36,346	$36,941	$5,073	$5,459	$160,878	$150,122	$48,040	$46,230
Pass (Closely Monitored)	1,184	1,437	-	-	19,865	21,156	8,050	8,142
Special Mention	300	225	-	-	1,689	751	-	-
Substandard	1,068	1,116	-	-	8,798	11,905	4,076	4,432
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$38,898	$39,719	$5,073	$5,459	$191,230	$183,934	$60,166	$58,804

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$10,112	$9,462	$11,804	$14,785	$13,272	$9,626	$1,175	$1,221	$286,700	$273,846
Pass (Closely Monitored)	1,023	1,239	-	-	293	4,904	-	-	30,415	36,878
Special Mention	-	-	-	-	4,177	-	-	-	6,166	976
Substandard	1,728	1,842	-	-	-	296	-	-	15,670	19,591
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
	$12,863	$12,543	$11,804	$14,785	$17,742	$14,826	$1,175	$1,221	$338,951	$331,291

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

The following table is a summary of our past due and non-accrual loans as of March 31, 2016 and December 31, 2015:

As of March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$19	$43	$147	$209	$38,689	$38,898	$-	$147
Home Equity	-	-	-	-	5,073	5,073	-	-
Commercial Real Estate	138	381	675	1,194	190,036	191,230	-	5,362
Multifamily	-	-	-	-	60,166	60,166	-	977
Land	-	-	1,728	1,728	11,135	12,863	-	1,728
Construction	-	-	-	-	11,804	11,804	-	-
Commercial Non-Mortgage	-	-	-	-	17,742	17,742	-	-
Consumer	-	-	-	-	1,175	1,175	-	-
Total	$157	$424	$2,550	$3,131	$335,820	$338,951	$-	$8,214

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at March 31, 2016:

		Unpaid
	Recorded	Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,241	$1,369	$-	$1,342	$9
Home Equity	-	-	-	-	-
Commercial real estate	9,211	11,177	-	9,561	47
Multi Family	6,516	7,330	-	6,551	76
Land	41	95	-	41	1
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	148	-
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$30	$-
Home Equity	-	-	-	-	-
Commercial real estate	-	-	-	1,184	-
Multi Family	977	997	100	1,134	17
Land	1,728	3,575	850	1,785	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,241	$1,369	$-	$1,372	$9
Home Equity	-	-	-	-	-
Commercial real estate	9,211	11,177	-	10,745	47
Multi Family	7,493	8,327	100	7,685	93
Land	1,769	3,670	850	1,826	1
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	148	-
Consumer	-	-	-	-	-
Total	$19,714	$24,543	$950	$21,776	$150

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at December 31, 2015:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at March 31, 2015:

		Unpaid
	Recorded	Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,598	$1,773	$-	$1,525	$20
Home Equity	60	60	-	62	-
Commercial real estate	11,250	14,118	-	11,314	69
Multi Family	6,782	7,597	-	6,814	81
Land	510	791	-	517	7
Construction	-	-	-	2,674	-
Commercial Non-Mortgage	-	-	-	10	-
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$177	$177	$-	$178	$3
Home Equity	-	-	-	-	-
Commercial real estate	2,590	2,590	200	2,758	48
Multi Family	1,343	1,343	100	1,344	20
Land	2,408	3,937	850	2,554	1
Construction	-	-	-	-	-
Commercial Non-Mortgage	325	325	-	329	6
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,775	$1,950	$-	$1,703	$23
Home Equity	60	60	-	62	-
Commercial real estate	13,840	16,708	200	14,072	117
Multi Family	8,125	8,940	100	8,158	101
Land	2,918	4,728	850	3,071	8
Construction	-	-	-	2,674	-
Commercial Non-Mortgage	325	325	-	339	6
Consumer	-	-	-	-	-
Total	$27,043	$32,711	$1,150	$30,079	$255

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Count	Balance prior to TDR	Balance after TDR

Commercial Real Estate	1	$996	$996

The commercial real estate TDR in 2016 was modified with a forbearance agreement and maturity extension.

We had one one-to-four family TDR for $202 that had payment defaults during the three months ended March 31, 2016. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

There were no loans that were restructured as TDRs during the three months ended March 31, 2015.

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

Nonrecurring Measurements

There were no assets requiring fair value measurement on a nonrecurring basis during the three months ended March 31, 2016 and December 31, 2015.

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

There were no collateral-dependent impaired loans during the three months ended March 31, 2016 and December 31, 2015.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Unobservable (Level 3) inputs

There were no assets requiring quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than good will at March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The following table presents estimated fair values of our financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value at the individual dates. The fair values of certain instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Because no market exists for certain financial instruments and because management does not intend to sell these financial instruments, we do not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		Fair Value Measurements Using
As of March 31, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$12,243	$12,243	$-	$-
Interest-earning time deposits	38,423	38,423	-	-
Held to maturity securities	498	-	500	-
Loans held for sale	1,203	-	1,208	-
Loans, net of allowance for loan losses	323,552	-	-	327,190
Federal Home Loan Bank stock	2,700	-	2,887	-
Interest receivable	929	-	929	-

Financial liabilities
Deposits	$274,410	$109,455	$-	$167,103
Federal Home Loan Bank advances	47,000	-	46,385	-
Interest payable	290	-	290	-

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

Cash and Cash Equivalents, Interest-Earning Time Deposits, Federal Home Loan Bank Stock, Federal Funds Purchased, Interest Receivable, and Interest Payable

The carrying amount approximates fair value.

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

Unearned ESOP shares which are not vested and unvested restricted stock awards are excluded from the computation of average shares outstanding.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands, except per share data):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net Income	$967	$739
Dividends and undistributed earnings allocated to participating securities	(17)	(15)
Income attributable to common shareholders	950	725

Weighted average shares outstanding (in thousands)	2,154	2,220
Less: average unearned ESOP and unvested restricted stock	(177)	(195)
Average Shares	1,977	2,025
Effect of dilutive based awards	32	18
Average common and common-equivalent shares for diluted EPS (in thousands)	2,009	2,043

Basic EPS	$0.48	$0.36
Diluted EPS	$0.47	$0.36

Note 7:	Share-Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total shared-based compensation expense for the three months ended March 31, 2016 and 2015 was $87 and $78 respectively.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	128,949	$17.91	7	$1,123
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	--	--	--	--
Options outstanding at March 31, 2016	128,949	$17.91	7	$1,123
Exercisable at March 31, 2016	71,912	$17.33	7	$669

As of March 31, 2016, the Company had $109 of unrecognized compensation expense related to stock options. Stock option expense for the three months ended March 31, 2016 and 2015 was $16 and $15 respectively.

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

The table below presents the restricted stock award activity for the period shown:

As of March 31, 2016, the Company had $527 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for three months ended March 31, 2016 and 2015 was $71 and $63 respectively.

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	36,534	$19.15
Granted	-	-
Vested	-	-
Forfeited	78	18.82
Non-vested at March 31, 2016	36,456	$19.15

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at March 31, 2016 and December 31, 2015 and no valuation allowance was necessary.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets decreased $31.9 million, or 7.6%, to $385.9 million at March 31, 2016 from $417.8 million at December 31, 2015. The decrease was primarily the result of a decrease of $40.6 million in cash and cash equivalents, of which $24 million was Federal Funds purchased, offset by an increase of $8.9 million in loans.

Loans held for sale increased $622,000 to $1.2 million at March 31, 2016 from $581,000 at December 31, 2015.

Net loans increased $8.9 million, or 2.8%, to $323.6 million at March 31, 2016 from $314.6 million at December 31, 2015. Commercial real estate loans increased $7.3 million, or 4.0%, multi-family loans increased $1.4 million, or 2.3%, and commercial non-mortgage loans increased $2.9 million, or 19.7%, partially offset by a decrease of $3.0 million, or 20.2%, in construction loans.

The undisbursed portion of loans decreased $1.3 million to $4.8 million at March 31, 2016 from $6.1 million at December 31, 2015 due primarily to a net decrease in undisbursed construction loans of $1.2 million.

Other real estate owned increased $67,000, or 51.5%, to $197,000 at March 31, 2016, from $130,000 at December 31, 2015 resulting from two loans transferred to real estate owned totaling $104,000, offset by sales of $37,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $201,000 to $5.0 million at March 31, 2016 from $5.2 million at December 31, 2015.

Deposits decreased $7.3 million to $274.4 million at March 31, 2016 from $281.7 million at December 31, 2015. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) decreased $8.9 million. Certificates of deposit increased $1.6 million, or 1.0%, to $165.4 million at March 31, 2016 from $163.8 million at December 31, 2015.

Federal Home Loan Bank advances remained unchanged at $47 million at March 31, 2016 from December 31, 2015.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders, and accrued expenses, decreased $1.6 million, or 34.7%, to $3.0 million at March 31, 2016 from $4.6 million primarily due to a $2.1 million dividend payout.

Federal Funds purchased decreased $24 million, or 100.0%, to $0 at March 31, 2016 from $24 million at December 31, 2015.

Total stockholders’ equity increased $974,000, or 1.6%, to $61.5 million at March 31, 2016 from $60.5 million at December 31, 2015, primarily due to net income of $967,000.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. We recorded net income of $967,000 for the three months ended March 31, 2016 compared to net income of $739,000 for the three months ended March 31, 2015 primarily due to an increase in interest income on loans of $317,000 to $3.9 million for the three months ended March 31, 2016 from $3.6 million for the three months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $384,000, or 10.4%, to $4.1 million for the three months ended March 31, 2016. Average balances of interest-earnings assets increased $35.2 million to $381.0 million for the three months ended March 31, 2016 from $345.8 million for the three months ended March 31, 2015, and the average yield on interest-earning assets increased one basis point to 4.26% during the 2016 period from 4.25% during the 2015 period reflecting higher market interest rates.

Interest income on loans increased $317,000, or 8.8%, to $3.9 million for the three months ended March 31, 2016 from $3.6 million for the three months ended March 31, 2015 as average net loans increased $31.5 million, or 8.8%, to $321.9 million for the three months ended March 31, 2016 from $290.4 million for the three months ended March 31, 2015, offset in part by a decrease of nine basis points in the average yield to 4.89% during the 2016 period versus 4.98% during the 2015 period.

Income from dividends and investment securities increased $67,000 to $129,000 for the quarter ended March 31, 2016 from $62,000 for the quarter ended March 31, 2015.

Interest Expense. Interest expense increased $117,000, or 13.8%, to $967,000 for the three months ended March 31, 2016 from $850,000 for the three months ended March 31, 2015. Interest expense on deposits increased $183,000 to $508,000 during the 2016 period from $325,000 during the 2015 period. Interest expense on borrowed funds decreased $66,000 to $459,000 for the three months ended March 31, 2016 from $525,000 for the three months ended March 31, 2015.

Average interest-bearing liabilities increased $34.4 million, or 11.9%, to $324.5 million for the three months ended March 31, 2016 from $290.1 million for the three months ended March 31, 2015. The average rate paid on these liabilities increased two basis points to 1.19% during the 2016 period from 1.17% during the 2015 period. Interest expense on certificates of deposit increased $181,000, or 70.7%, to $437,000 for the three months ended March 31, 2016 from $256,000 for the three months ended March 31, 2015. The average balance of certificates of deposits increased to $165.3 million for the three months ended March 31, 2016, from $110.5 million for the three months ended March 31, 2015. Additionally, the rate on certificates of deposit increased 13 basis points to 1.06% for the three months ended March 31, 2016 from 0.93% for the three months ended March 31, 2015 primarily due to increased market interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, decreased $7.4 million, or 6.6%, to $112.3 million for the three months ended March 31, 2016 from $119.7 million for the three months ended March 31, 2015. The interest on core deposits increased $1,000 to $71,000 for the three months ended March 31, 2016 from $70,000 for three months ended March 31, 2015. The rate on core deposits for the three months ended March 31, 2016 increased two basis points to 0.25% from 0.23% for the three months ended March 31, 2015.

Net Interest Income. Net interest income increased $267,000 to $3.1 million for the three months ended March 31, 2016 from $2.8 million for the three months ended March 31, 2015, as our average net loans increased to $321.9 million from $290.4 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended March 31, 2016 and a provision for loan losses of $250,000 for the three months ended March 31, 2015. At March 31, 2016, non-performing loans totaled $7.4 million, or 2.3% of total loans, as compared to $7.3 million, or 2.3% of total loans, at December 31, 2015. The allowance for loan losses to total loans receivable was 3.0% at March 31, 2016 and December 31, 2015. All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $32,000, or 10.2%, to $283,000 for the three months ended March 31, 2016 from $315,000 for the three months ended March 31, 2015. This was primarily due to a decrease of $80,000 in net gain on loan sales, partially offset by an increase of $62,000 in net gain on sale of real estate owned.

Noninterest Expense. Noninterest expense increased $72,000, or 4.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This was primarily due to an increase of $62,000 in salaries and employee benefits, an increase in loan legal expense of $17,000, an increase of $12,000 for other real estate owned expense, offset in part by a $13,000 decrease in net occupancy and equipment expense.

Income Tax Expense. We recorded $523,000 of income tax expense for the three months ended March 31, 2016 compared to $338,000 of income tax expense for the three months ended March 31, 2015. Our effective tax rate was 35.1% for the three months ended March 31, 2016 and 31.4% for the three months ended March 31, 2015.

Asset Quality

Other real estate owned totaled $197,000, or 0.1% of total assets, at March 31, 2016 compared to $130,000, or 0.1% of total assets, at December 31, 2015. The largest relationship as of March 31, 2016 was $79,000, or 40.1% of other real estate owned, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $7.6 million, or 2.0% of total assets, at March 31, 2016 compared to $7.5 million, or 1.8% of total assets, at December 31, 2015.

Our largest substandard and non-performing relationship as of March 31, 2016 has a balance of $3.3 million. Of the $19.6 million loans rated substandard, approximately $12.2 million are performing.

New Capital Requirements

As of January 1, 2015, the Company has adopted new minimum risk-based capital and leverage ratios and refines the definition of what constitutes as “capital” for purposes of calculating these ratios based on rules effective January 1, 2015. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based asset capital ratio of 6% (increased from 4%); a “capital conservation buffer” of 2.5%, and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 risk-based asset capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until January 2019. These changes had no significant impact on the Company.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.     Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.     Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1), (2), (3), (4), (5)
January 1, 2016 through January 31, 2016	--	$--	--	158,895
February 1, 2016 through February 29, 2016	5,700	$25.75	5,700	153,195
March 1, 2016 through March 31, 2016	--	$--	--	153,195
	5,700		5,700

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

(2)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.

(3)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

(4)	The Company’s board of directors approved a stock repurchase program on March 3, 2015 for the repurchase of 110,664 shares of common stock.

(5)	The Company’s board of directors approved a stock repurchase program on December 14, 2015 for the repurchase of 107,647 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: May 13, 2016	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 13, 2016	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer