Form 10-Q
period 2016-06-30
Wolverine Bancorp, Inc.
filed 2016-08-15
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of July 31, 2016, was 2,118,635.

Wolverine Bancorp, Inc.
Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets

Cash and due from banks	$369	$334
Interest-earning demand deposits	18,929	52,531
Cash and cash equivalents	19,298	52,865
Interest-earning time deposits	16,171	39,021
Investment securities held to maturity	498	500
Loans held for sale	857	581
Loans, net of allowance for loan losses of $9,829 and $10,061	331,830	314,613
Premises and equipment, net	1,207	1,285
Federal Home Loan Bank stock	2,700	2,700
Other real estate owned	203	130
Accrued interest receivable	911	967
Other assets	5,082	5,151
Total assets	$378,757	$417,813

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$264,501	$281,701
Federal Home Loan Bank advances	47,000	47,000
Federal funds purchased	-	24,000
Interest payable and other liabilities	4,562	4,632
Total liabilities	316,063	357,333

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,144,935 and 2,158,034 at June 30, 2016 and December 31, 2015	21	22
Unearned employee stock ownership plan (ESOP)	(1,359)	(1,410)
Additional paid-in capital	16,414	16,401
Retained earnings	47,618	45,467
Total stockholders’ equity	62,694	60,480
Total liabilities and stockholders’ equity	$378,757	$417,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$4,069	$3,670	$8,001	$7,285
Investment securities and other	100	63	$229	125
Total interest and dividend income	4,169	3,733	8,230	7,410

Interest Expense
Deposits	508	350	1,016	675
Borrowings	465	529	924	1,054
Total interest expense	973	879	1,940	1,729

Net Interest Income	3,196	2,854	6,290	5,681

Provision (credit) for Loan Losses	(200)	250	(200)	500

Net Interest Income After Provision for Loan Losses	3,396	2,604	6,490	5,181

Noninterest Income
Service charges and fees	59	75	139	142
Net gain on loan sales	112	136	208	312
Net gain (loss) on sale of real estate owned	10	-	37	(37)
Other	97	88	177	197
Total noninterest income	278	299	561	614

Noninterest Expense
Salaries and employee benefits	1,165	1,048	2,255	2,076
Net occupancy and equipment expense	196	204	403	424
Information technology expense	59	58	121	115
Federal deposit insurance corporation premiums	55	58	109	104
Professional and services fees	129	82	223	189
Other real estate owned expense	9	18	33	30
Loan legal expense (recovery)	(11)	49	70	113
Advertising expense	33	47	54	67
Michigan business tax	45	47	90	93
Other	223	238	432	453
Total noninterest expense	1,903	1,849	3,790	3,664

Income Before Income Tax	1,771	1,054	3,261	2,131

Provision for Income Taxes	587	323	1,110	661

Net Income and Comprehensive Income	$1,184	$731	$2,151	$1,470

Earnings Per Share:

Basic	$0.59	$0.36	$1.07	$0.72

Diluted	$0.58	$0.35	$1.05	$0.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Six months ended
	June 30,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$2,151	$1,470
Items not requiring (providing) cash
Depreciation	114	118
Provision (credit) for loan losses	(200)	500
Loss (gain) on other real estate owned	(37)	37
Loans originated for sale	(6,826)	(11,420)
Proceeds from loans sold	6,758	10,298
Net gain on sale of loans	(208)	(312)
Share based compensation	173	157
Earned ESOP shares	131	131
Changes in
Interest receivable and other assets	(263)	392
Interest payable and other liabilities	355	1,592
Net cash provided by (used in) operating activities	2,148	2,963

Investing Activities
Net change in interest-bearing time deposits	22,850	(5,655)
Purchase of held to maturity securities	(498)	(500)
Proceeds from calls, maturities and pay-downs of held to maturity securities	500	-
Net change in loans	(17,210)	(3,448)
Proceeds from sale of real estate owned	119	87
Purchase of FHLB stock	-	(200)
Purchase of premises and equipment	(35)	(77)
Net cash provided by (used in) investing activities	5,726	(9,793)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(11,567)	9,075
Net change in certificates of deposit	(5,633)	2,934
Repayment of Federal Home Loan Bank advances	-	(3,000)
Proceeds from Federal Home Loan Bank advances	-	10,000
Net change in Fed funds purchased	(24,000)	-
Proceeds from stock options exercised	27	-
Purchase of common stock	(268)	(1,394)
Net cash provided by (used in) financing activities	(41,441)	17,615

Change in Cash and Cash Equivalents	(33,567)	10,785

Cash and Cash Equivalents, Beginning of Period	52,865	29,686

Cash and Cash Equivalents, End of Period	$19,298	$40,472

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,876	$1,721
Income taxes paid	600	485
Loans transferred to real estate owned	192	128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2016	$22	$16,401	$(1,410)	$45,467	$60,480
Net Income	-	-	-	2,151	2,151
Purchase of 10,875 shares of common stock	(1)	(267)	-	-	(268)
Exercised options	-	27	-	-	27
Share based compensation expense	-	173	-	-	173
ESOP shares earned	-	80	51	-	131
Balances at June 30, 2016	$21	$16,414	$(1,359)	$47,618	$62,694

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

Note 2:	Accounting Developments

FASB Accounting Standards Update No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Summary – The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

FASB Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

Summary - The FASB has issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. Following is a summary of the clarifying guidance and practical expedients in the amendments.

FASB Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

Summary - The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting

Summary - The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's income tax withholding obligation.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period.

FASB Accounting Standards Update No. 2016-07, Investments -Equity Method and Joint Ventures (Topic 323)

Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

FASB Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

Summary - The FASB has issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options.

Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion).

U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk.

The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period.

FASB Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument.

The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. In practice, derivative instrument novations may occur for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The derivative instrument that is the subject of a novation may be the hedging instrument in a hedging relationship that has been designated under Topic 815, Derivatives and Hedging.

The issue is whether a change in the counterparty to a derivative instrument that has been designated as a hedging instrument, in and of itself, results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The guidance in Topic 815 is not explicitly clear about the effect on an existing hedging relationship, if any, of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. Furthermore, the existing guidance, which is limited, is interpreted and applied inconsistently in practice.

The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments may be applied on either a prospective basis or a modified retrospective basis.

FASB Accounting Standards Update No. 2016-02 - Leases (Topic 842)

Summary - The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

• A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

• A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

FASB Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers

Summary - The FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For a public business entity the ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
June 30, 2016
Treasury bond	$498	$2	$--	$500

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2015
Treasury bond	$500	$--	$--	$500

The amortized cost and fair value of securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized Cost	Fair Value

Within one year	$498	$500
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

Totals	$498	$500

There were no sales of securities during the three or six months ended June 30, 2016 and 2015.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30, 2016	December 31, 2015
Real Estate
One-to four-family	$38,088	$39,719
Home equity	4,622	5,459
Commercial mortgage loans
Commercial real estate	198,480	183,934
Multifamily	59,823	58,804
Land	12,197	12,543
Construction	12,764	14,785
Commercial Non-mortgage	19,135	14,826
Consumer	1,071	1,221
Total loans	346,180	331,291

Less
Net deferred loan costs, premiums and discounts	569	567
Undisbursed portion of loan	3,952	6,050
Allowance for loan losses	9,829	10,061

Net Loans	$331,830	$314,613

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

Land

Land loans generally have greater credit risk than the owner-occupied one-to four-family residential mortgage loans that we originate for retention in our portfolio. Repayment of these loans generally depends, in large part, on the sale of the land. The sale of land can either take place when the land is undeveloped or developed. Generally, other cash flow sources of the borrower are utilized to make additional payments on land loans. Changes in economic conditions that are beyond the control of the borrower may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, due to declining property values in our primary market area and in Michigan, the loan to value ratios of many of our land loans have increased significantly from the loan to value ratios that were assigned to these loans at the time of origination.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016, December 31, 2015 and June 30, 2015:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision (credit) charged to expense	(190)	(45)	777	(250)	(168)	(354)	43	(13)	(200)
Losses charged off	(67)	-	(61)	-	-	-	-	-	(128)
Recoveries	27	-	39	-	29	-	-	1	96
Balance, end of period	$718	$63	$5,668	$1,265	$1,466	$250	$387	$12	$9,829
Ending Balance: individually evaluated for impairment	$-	$-	$315	$-	$750	$-	$-	$-	$1,065
Ending balance: collectively evaluated for impairment	$718	$63	$5,353	$1,265	$716	$250	$387	$12	$8,764
Loans:
Ending Balance	$38,088	$4,622	$198,480	$59,823	$12,197	$12,764	$19,135	$1,071	$346,180
Ending Balance: individually evaluated for impairment	$1,071	$-	$8,095	$7,003	$1,520	$-	$-	$-	$17,689
Ending balance: collectively evaluated for impairment	$37,017	$4,622	$190,385	$52,820	$10,677	$12,764	$19,135	$1,071	$328,491

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$909	$99	$4,822	$1,409	$1,634	$736	$392	$23	$10,024
Provision (credit) charged to expense	(213)	(36)	891	(144)	(196)	(486)	(5)	(11)	(200)
Losses charged off	(1)	-	(45)	-	-	-	-	-	(46)
Recoveries	23	-	-	-	28	-	-	-	51
Balance, end of period	$718	$63	$5,668	$1,265	$1,466	$250	$387	$12	$9,829

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision charged to expense	142	12	3	131	77	83	48	4	500
Losses charged off	(45)	-	-	-	-	-	-	(1)	(46)
Recoveries	22	-	715	-	7	-	-	2	746
Balance, end of period	$1,000	$112	$4,291	$1,522	$1,289	$622	$317	$23	$9,176
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$-	$-	$-	$1,150
Ending balance: collectively evaluated for impairment	$1,000	$112	$4,091	$1,422	$439	$622	$317	$23	$8,026
Loans:
Ending Balance	$42,751	$6,390	$159,942	$63,182	$11,931	$19,427	$15,053	$1,299	$319,975
Ending Balance: individually evaluated for impairment	$1,550	$-	$13,005	$8,058	$2,703	$-	$317	$-	$25,633
Ending balance: collectively evaluated for impairment	$41,201	$6,390	$146,937	$55,124	$9,228	$19,427	$14,736	$1,299	$294,342

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2015
Allowance for loan losses:
Balance, beginning of period	$874	$91	$3,743	$1,301	$1,362	$617	$229	$19	$8,236
Provision charged to expense	120	21	(128)	221	(80)	5	88	3	250
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	6	-	676	-	7	-	-	1	690
Balance, end of period	$1,000	$112	$4,291	$1,522	$1,289	$622	$317	$23	$9,176

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2016 and December 31, 2015:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$35,767	$36,941	$4,622	$5,459	$159,528	$150,122	$48,253	$46,230

Pass (Closely Monitored)	1,123	1,437	-	-	28,947	21,156	7,960	8,142

Special Mention	298	225	-	-	2,473	751	-	-

Substandard	900	1,116	-	-	7,532	11,905	3,610	4,432

Doubtful	-	-	-	-	-	-	-	-

Loss	-	-	-	-	-	-	-	-

	$38,088	$39,719	$4,622	$5,459	$198,480	$183,934	$59,823	$58,804

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$9,522	$9,462	$12,764	$14,785	$15,340	$9,626	$1,071	$1,221	$286,867	$273,846

Pass (Closely Monitored)	1,156	1,239	-	-	328	4,904	-	-	39,514	36,878

Special Mention	-	-	-	-	3,467	-	-	-	6,238	976

Substandard	1,519	1,842	-	-	-	296	-	-	13,561	19,591

Doubtful	-	-	-	-	-	-	-	-	-	-

Loss	-	-	-	-	-	-	-	-	-	-

	$12,197	$12,543	$12,764	$14,785	$19,135	$14,826	$1,071	$1,221	$346,180	$331,291

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

The following table is a summary of our past due and non-accrual loans as of June 30, 2016 and December 31, 2015:

As of June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$56	$-	$147	$203	$37,885	$38,088	$-	$147
Home Equity	-	-	-	-	4,622	4,622	-	-
Commercial Real Estate	136	666	326	1,128	197,352	198,480	-	4,880
Multifamily	-	-	-	-	59,823	59,823	-	551
Land	-	-	1,519	1,519	10,678	12,197	-	1,519
Construction	-	-	-	-	12,764	12,764	-	-

Commercial Non-Mortgage	-	-	-	-	19,135	19,135	-	-

Consumer	-	-	-	-	1,071	1,071	-	-
Total	$192	$666	$1,992	$2,850	$343,330	$346,180	$-	$7,097

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at June 30, 2016:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income

Loans without a specific valuation allowance:
1-4 Family	$1,071	$1,198	$-	$1,184	$1,271	$14	$24
Home Equity	-	-	-	-	-	-	-
Commercial real estate	7,599	9,575	-	8,941	9,265	52	99
Multi Family	7,003	7,850	-	7,242	7,454	129	204
Land	-	-	-	48	45	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-	-	-
Commercial real estate	496	550	315	248	165	4	4
Multi Family	-	-	-	-	-	-	-
Land	1,520	3,417	750	1,598	1,680	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Totals
1-4 Family	$1,071	$1,198	$-	$1,184	$1,271	$14	$24
Home Equity	-	-	-	-	-	-	-
Commercial real estate	8,095	10,125	315	9,189	9,430	56	103
Multi Family	7,003	7,850	-	7,242	7,454	129	204
Land	1,520	3,417	750	1,646	1,725	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$17,689	$22,590	$1,065	$19,261	$19,880	$199	$331

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements

The following table presents impaired loans at December 31, 2015:

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at June 30, 2015:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Balance	YTD Average Balance	QTD Interest Income	YTD Interest Income

Loans without a specific valuation allowance:
1-4 Family	$1,373	$1,562	$-	$1,478	$1,474	$16	$34
Home Equity	-	-	-	30	41	-	-
Commercial real estate	10,459	12,627	-	10,855	11,029	51	117
Multi Family	6,719	7,533	-	6,750	6,782	82	162
Land	466	740	-	488	326	7	14
Construction	-	2	-	-	1,783	-	-
Commercial Non-Mortgage	-	-	-	-	6	-	-
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$177	$177	$-	$177	$177	$2	$6
Home Equity	-	-	-	-	-	-	-
Commercial real estate	2,546	2,546	200	2,567	2,687	43	91
Multi Family	1,339	1,339	100	1,341	1,342	20	40
Land	2,237	3,937	850	2,323	2,448	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	317	317	-	321	324	6	11
Consumer	-	-	-	-	-	-	-
Totals
1-4 Family	$1,550	$1,739	$-	$1,655	$1,651	$18	$40
Home Equity	-	-	-	30	41	-	-
Commercial real estate	13,005	15,173	200	13,422	13,716	94	208
Multi Family	8,058	8,872	100	8,091	8,124	102	202
Land	2,703	4,677	850	2,811	2,774	7	14
Construction	-	2	-	-	1,783	-	-
Commercial Non-Mortgage	317	317	-	321	330	6	11
Consumer	-	-	-	-	-	-	-
Total	$25,633	$30,780	$1,150	$26,330	$28,419	$227	$475

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three and six months ended June 30, 2016:

	Three months ended			Six months ended
	June 30, 2016			June 30, 2016
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)

Commercial real estate	-	-	-	1	996	996
Total loans	-	$-	$-	1	$996	$996

The commercial real estate TDR in 2016 was modified with a forbearance agreement and maturity extension.

We had one one-to-four family TDR for $202 that had payment defaults during the six months ended June 30, 2016. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

The following table summarizes the loans that were restructured as TDRs during the three and six months ended June 30, 2015:

	Three months ended			Six months ended
	June 30, 2015			June 30, 2015
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)

Commercial real estate	2	745	745	2	745	745
Total loans	2	$745	$745	2	$745	$745

The commercial real estate TDRs in 2015 were modified with an interest rate reduction.

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

Recurring and Nonrecurring Measurements

There were no assets or liabilities requiring fair value measurement on a recurring or nonrecurring basis during the six months ended June 30, 2016 and June 30, 2015.

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

		Fair Value Measurements Using
As of June 30, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$19,298	$19,298	$-	$-
Interest-earning time deposits	16,171	16,171	-	-
Held to maturity securities	498	-	500	-
Loans held for sale	857	-	859	-
Loans, net of allowance for loan losses	331,830	-	-	335,823
Federal Home Loan Bank stock	2,700	-	3,032	-
Interest receivable	911	-	911	-

Financial liabilities
Deposits	$264,501	$113,256	$-	$153,323
Federal Home Loan Bank advances	47,000	-	46,380	-
Interest payable	297	-	297	-

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for the three months ended June 30, 2016 and 2015 is as follows (dollars in thousands, except per share data):

	Three months ended June 30, 2016	Three months ended June 30, 2015
Net Income	$1,184	$731
Dividends and undistributed earnings allocated to participating securities	(20)	(16)
Income attributable to common shareholders	1,164	715

Weighted average shares outstanding (in thousands)	2,152	2,220
Less: average unearned ESOP and unvested restricted stock	(177)	(213)
Average Shares	1,975	2,007
Effect of dilutive based awards	32	21
Average common and common-equivalent shares for diluted EPS (in thousands)	2,007	2,028

Basic EPS	$0.59	$0.36
Diluted EPS	$0.58	$0.35

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

Six Months Ended June 30, 2016 and 2015 as follows (dollars in thousands, except per share data):

	Six months ended June 30, 2016	Six months ended June 30, 2015
Net Income	$2,151	$1,470
Dividends and undistributed earnings allocated to participating securities	(37)	(32)
Income attributable to common shareholders	2,114	1,438

Weighted average shares outstanding (in thousands)	2,154	2,220
Less: average unearned ESOP and unvested restricted stock	(177)	(214)
Average Shares	1,977	2,006
Effect of dilutive based awards	32	21
Average common and common-equivalent shares for diluted EPS (in thousands)	2,009	2,027

Basic EPS	$1.07	$0.72
Diluted EPS	$1.05	$0.71

Note 7:	Share-Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total shared-based compensation expense for the six months ended June 30, 2016 and 2015 was $173 and $157 respectively.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	128,949	$17.91	7	$1,123
Granted	--	--	--	--
Exercised	(1,503)	17.30	--	--
Forfeited	(3,888)	19.58	--	--
Expired	--	--	--	--
Options outstanding at June 30, 2016	123,558	$17.86	7	$1,082
Exercisable at June 30, 2016	70,909	$17.40	7	$655

As of June 30, 2016, the Company had $92 of unrecognized compensation expense related to stock options. Stock option expense for the three and six months ended June 30, 2016 was $17 and $33 respectively. Stock option expense for the three and six months ended June 30, 2015 was $15 and $31 respectively.

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

The table below presents the restricted stock award activity for the period shown:

As of June 30, 2016, the Company had $460 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2016 was $69 and $140 respectively. Restricted stock expense for the three and six months ended June 30, 2015 was $63 and $126 respectively.

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	36,534	$19.16
Granted	-	-
Vested	509	24.49
Forfeited	2,721	19.02
Non-vested at June 30, 2016	33,304	19.07

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2016 and December 31, 2015 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets decreased $39.0 million, or 9.3%, to $378.8 million at June 30, 2016 from $417.8 million at December 31, 2015. The decrease was primarily the result of a decrease of $33.6 million in cash and cash equivalents and a decrease of $22.9 million in interest earning time deposits, offset in part by an increase of $17.2 million in loans.

Loans held for sale increased $276,000 to $857,000 at June 30, 2016 from $581,000 at December 31, 2015.

Net loans increased $17.2 million, or 5.5%, to $331.8 million at June 30, 2016 from $314.6 million at December 31, 2015. Commercial real estate loans increased $14.5 million, or 7.9%, multi-family loans increased $1.0 million, or 1.7%, and commercial non-mortgage loans increased $4.3 million, or 29.1%, partially offset by a decrease of $2.0 million, or 13.7%, in construction loans.

The undisbursed portion of loans decreased $2.1 million to $4.0 million at June 30, 2016 from $6.1 million at December 31, 2015 due primarily to a net decrease in undisbursed construction loans of $1.4 million.

Other real estate owned increased $73,000, or 56.2%, to $203,000 at June 30, 2016, from $130,000 at December 31, 2015 resulting from three loans transferred to real estate owned totaling $192,000, offset by sales of $119,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $69,000 to $5.1 million at June 30, 2016 from $5.2 million at December 31, 2015.

Deposits decreased $17.2 million to $264.5 million at June 30, 2016 from $281.7 million at December 31, 2015. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) decreased $7.2 million. Certificates of deposit decreased $12.3 million, or 7.5%, to $151.5 million at June 30, 2016 from $163.8 million at December 31, 2015.

Federal Home Loan Bank advances remained unchanged at $47.0 million at June 30, 2016 and December 31, 2015.

Federal Funds purchased decreased $24.0 million, or 100.0%, to $0 at June 30, 2016 from $24.0 million at December 31, 2015.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders, and accrued expenses, remained constant at $4.6 million from June 30, 2015 to June 30, 2016.

Total stockholders’ equity increased $2.2 million, or 3.6%, to $62.7 million at June 30, 2016 from $60.5 million at December 31, 2015, primarily due to net income of $2.2 million.

Comparison of Operating Results for the Three Months ended June 30, 2016 and 2015

General. We recorded net income of $1.2 million for the three months ended June 30, 2016 compared to net income of $731,000 for the three months ended June 30, 2015 primarily due to a decrease in provision for loan loss expense of $450,000 for the three months ended June 30, 2016 from $250,000 for the three months ended June 30, 2015, and an increase in interest income on loans of $399,000 to $4.1 million for the three months ended June 30, 2016 from $3.7 million for the three months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $436,000, or 11.7%, to $4.2 million for the three months ended June 30, 2016. Average balances of interest-earnings assets increased $26.5 million to $377.0 million for the three months ended June 30, 2016 from $350.5 million for the three months ended June 30, 2015, and the average yield on interest-earning assets increased 16 basis point to 4.42% during the 2016 period from 4.26% during the 2015 period reflecting higher market interest rates.

Interest income on loans increased $399,000, or 10.9%, to $4.1 million for the three months ended June 30, 2016 from $3.7 million for the three months ended June 30, 2015 as average net loans increased $35.4 million, or 11.9%, to $333.1 million for the three months ended June 30, 2016 from $297.7 million for the three months ended June 30, 2015, primarily due to an increase of 63 basis points in the average yield to 4.89% during the 2016 period versus 4.26% during the 2015 period.

Income from dividends and investment securities increased $37,000 to $100,000 for the quarter ended June 30, 2016 from $63,000 for the quarter ended June 30, 2015.

Interest Expense. Interest expense increased $94,000, or 10.7%, to $973,000 for the three months ended June 30, 2016 from $879,000 for the three months ended June 30, 2015. Interest expense on deposits increased $158,000 to $508,000 during the 2016 period from $350,000 during the 2015 period. Interest expense on borrowed funds decreased $64,000 to $465,000 for the three months ended June 30, 2016 from $529,000 for the three months ended June 30, 2015.

Average interest-bearing liabilities increased $21.2 million, or 7.2%, to $314.4 million for the three months ended June 30, 2016 from $293.2 million for the three months ended June 30, 2015. The average rate paid on these liabilities increased four basis points to 1.24% during the 2016 period from 1.20% during the 2015 period. Interest expense on certificates of deposit increased $176,000, or 65.9%, to $443,000 for the three months ended June 30, 2016 from $267,000 for the three months ended June 30, 2015. The average balance of certificates of deposits increased to $155.7 million for the three months ended June 30, 2016, from $110.7 million for the three months ended June 30, 2015. Additionally, the rate on certificates of deposit increased 17 basis points to 1.14% for the three months ended June 30, 2016 from 0.97% for the three months ended June 30, 2015 primarily due to increased market interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, decreased $11.8 million, or 9.6%, to $111.7 million for the three months ended June 30, 2016 from $123.5 million for the three months ended June 30, 2015. The interest on core deposits decreased $18,000 to $65,000 for the three months ended June 30, 2016 from $83,000 for three months ended June 30, 2015. The rate on core deposits for the three months ended June 30, 2016 decreased four basis points to 0.23% from 0.27% for the three months ended June 30, 2015.

Net Interest Income. Net interest income increased $341,000 to $3.2 million for the three months ended June 30, 2016 from $2.9 million for the three months ended June 30, 2015, as our average net loans increased to $333.1 million from $297.7 million. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a negative provision for loan losses expense of $200,000 for the three months ended June 30, 2016 and a provision for loan losses of $250,000 for the three months ended June 30, 2015. At June 30, 2016, non-performing loans totaled $7.1 million, or 2.1% of total loans, as compared to $7.1 million, or 2.2% of total loans, at December 31, 2015. The allowance for loan losses to total loans receivable was 2.8% at June 30, 2016 and 3.0% at December 31, 2015. We have a negative provision expense in 2016 primarily because of continued economic improvement, stabilized levels of non-performing assets, stabilized delinquencies and reduced specific allocations offset partially by increased levels of special mention and closely monitored loans. All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $21,000, or 7.6%, to $278,000 for the three months ended June 30, 2016 from $299,000 for the three months ended June 30, 2015. This was primarily due to a decrease of $25,000 in net gain on loan sales and a $16,000 decrease in service charges and fees, partially offset by an increase of $21,000 in loan fees earned and a $10,000 in gain on sale of real estate owned.

Noninterest Expense. Noninterest expense increased $56,000, or 3.0%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This was primarily due to an increase of $117,000 in salaries and employee benefits, offset in part by a $61,000 decrease in loan legal expense due to reimbursement of legal expenses previously incurred.

Income Tax Expense. We recorded $587,000 of income tax expense for the three months ended June 30, 2016 compared to $323,000 of income tax expense for the three months ended June 30, 2015. Our effective tax rate was 33.1% for the three months ended June 30, 2016 and 30.7% for the three months ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. We recorded net income of $2.2 million for the six months ended June 30, 2016 compared to net income of $1.5 million for the six months ended June 30, 2015. Net interest income increased $609,000 to $6.3 million for the six months ended June 30, 2016 from $5.7 million for the six months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $820,000, or 11.1%, to $8.2 million for the six months ended June 30, 2016 from $7.4 million for the six months ended June 30, 2015, as the average balance of interest-earning assets increased $30.9 million to $379.0 million for the six months ended June 30, 2016 from $348.1 million for the six months ended June 30, 2015. The average yield on interest-earning assets increased eight basis points to 4.34% during the 2016 period from 4.26% during the 2015 period.

Interest income on loans increased $716,000, or 9.8%, to $8.0 million for the six months ended June 30, 2016 from $7.3 million for the six months ended June 30, 2015, as the average yield on loans decreased six basis points to 4.89% for the six months ended June 30, 2016 from 4.95% for the six months ended June 30, 2015 reflecting the lower market interest rate environment.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock increased $104,000, or 82.5%, to $229,000 for the six months ended June 30, 2016 from $125,000 for the six months ended June 30, 2015.

Interest Expense. Interest expense increased $211,000, or 12.2%, to $1.9 million for the six months ended June 30, 2016 from $1.7 million for the six months ended June 30, 2015 due to an increase in interest-bearing liabilities of $27.8 million, or 9.5%, to $319.5 million for the six months ended June 30, 2016 from $291.6 million for the six months ended June 30, 2015. The average rate paid on these liabilities increased two basis points to 1.21% for the 2016 period from 1.19% for the 2015 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, decreased $9.6 million, or 7.9%, to $112.0 million for the six months ended June 30, 2016 from $121.6 million for the six months ended June 30, 2015. Also, the interest on core deposits decreased $16,000 to $136,000 for the 2016 period from $152,000 for the 2015 period.

Interest expense on certificates of deposits increased $357,000 or 68.3% to $880,000 for the six months ended June 30, 2016 from $523,000 for the six months ended June 30, 2015. This was primarily due to an increase in the average balance of certificates of deposits of $49.9 million to $160.5 million for the 2016 period, from $110.6 million for the 2015 period. Also the yield on certificates of deposit increased 15 basis points to 1.10% for the 2016 period from 0.95% for the 2015 period.

Net Interest Income. Net interest income increased $609,000, or 10.7%, to $6.3 million for the six months ended June 30, 2016 from $5.7 million for the six months ended June 30, 2015, as our average net loans increased $33.4 million from $294.1 million to $327.5 million. Our net interest rate spread decreased six basis points to 3.13% from 3.07% and our net interest margin increased seven basis points to 3.26% from 3.19%. The increase in net interest income reflected the increase in net loans, historical restructuring of FHLB advances; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit; managing the inflow, interest rates, and term structure of new deposits; offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2015 Annual Report on Form 10-K, we recorded a negative provision for loan losses of $200,000 for the six months ended June 30, 2016 and a provision for loan losses of $500,000 for the six months ended June 30, 2015. We have a negative provision expense in 2016 primarily because of continued economic improvement, stabilized levels of non-performing assets, stabilized delinquencies and reduced specific allocations offset partially by increased levels of special mention and closely monitored loans.

The allowance for loan losses as a percentage of non-performing loans increased to 137.4% at June 30, 2016 from 110.7% at June 30, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2016 and 2015.

Noninterest Income. Noninterest income decreased $53,000, or 8.6%, to $561,000 for the six months ended June 30, 2016 from $614,000 for the six months ended June 30, 2015. The decrease was primarily attributable to a decrease of $104,000 in net gain on loan sales offset in part by a $74,000 change in gain (loss) on the sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $126,000, or 3.4% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This was primarily due to an increase of $179,000 in salaries and employee benefits offset in part by of decrease of $43,000 in loan legal expense.

Income Tax Expense. We recorded a $1.1 million income tax expense for the six months ended June 30, 2016 compared to a $661,000 income tax expense for the 2015 period, reflecting the income of $3.3 million before income tax expense during the six months ended June 30, 2016 versus income before income tax of $2.1 million for the six months ended June 30, 2015. Our effective tax expense rate was 34.0% for the six months ended June 30, 2016 compared to an effective tax expense rate of 31.0% for the six months ended June 30, 2015.

Asset Quality

Other real estate owned totaled $203,000, or 0.03% of total assets, at June 30, 2016 compared to $130,000, or 0.1% of total assets, at December 31, 2015. The largest relationship as of June 30, 2016 was $78,000, or 38.4% of other real estate owned, which consisted of a multifamily property.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $7.4 million, or 1.9% of total assets, at June 30, 2016 compared to $7.5 million, or 1.8% of total assets, at December 31, 2015.

Our largest substandard and non-performing relationship as of June 30, 2016 has a balance of $3.2 million. Of the $13.6 million loans rated substandard, approximately $7.1 million are performing.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1), (2), (3), (4), (5)
April 1, 2016 through April 30, 2016	--	$--	--	153,195
May 1, 2016 through May 31, 2016	3,500	$25.50	3,500	149,695
June 1, 2016 through June 30, 2016	--	$--	--	149,695
	3,500		3,500

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

(2)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.

(3)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

(4)	The Company’s board of directors approved a stock repurchase program on March 3, 2015 for the repurchase of 110,664 shares of common stock.

(5)	The Company’s board of directors approved a stock repurchase program on December 14, 2015 for the repurchase of 107,647 shares of common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE BANCORP, INC.

Date: August 15, 2016	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 15, 2016	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer