Form 10-Q
period 2016-09-30
Wolverine Bancorp, Inc.
filed 2016-11-14
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of October 31, 2016, was 2,098,807.

Wolverine Bancorp, Inc.
Form 10-Q

Index

		Page

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2016 and 2015 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
	Signature Page	43

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Cash and due from banks	$343	$334
Interest-earning demand deposits	42,527	52,531
Cash and cash equivalents	42,870	52,865
Interest-earning time deposits	996	39,021
Investment securities held to maturity	499	500
Loans held for sale	224	581
Loans, net of allowance for loan losses of $9,320 and $10,061	315,622	314,613
Premises and equipment, net	1,167	1,285
Federal Home Loan Bank stock	2,700	2,700
Other real estate owned	89	130
Accrued interest receivable	853	967
Other assets	4,124	5,151
Total assets	$369,144	$417,813

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$255,621	$281,701
Federal Home Loan Bank advances	47,000	47,000
Federal funds purchased	-	24,000
Interest payable and other liabilities	3,029	4,632
Total liabilities	305,650	357,333

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares
Issued and outstanding – 2,118,707 and 2,158,034 at September 30, 2016 and December 31, 2015	21	22
Unearned employee stock ownership plan (ESOP)	(1,333)	(1,410)
Additional paid-in capital	15,805	16,401
Retained earnings	49,001	45,467
Total stockholders’ equity	63,494	60,480
Total liabilities and stockholders’ equity	$369,144	$417,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$4,445	$4,055	$12,446	$11,340
Investment securities and other	75	51	304	176
Total interest and dividend income	4,520	4,106	12,750	11,516

Interest Expense
Deposits	509	369	1,525	1,044
Borrowings	462	484	1,386	1,538
Total interest expense	971	853	2,911	2,582

Net Interest Income	3,549	3,253	9,839	8,934

Provision (Credit) for Loan Losses	(560)	150	(760)	650

Net Interest Income After Provision for Loan Losses	4,109	3,103	10,599	8,284

Noninterest Income
Service charges and fees	57	85	196	227
Net gain on loan sales	151	197	359	509
Net gain (loss) on sale of real estate owned	(16)	(97)	21	(134)
Other	49	86	226	283
Total noninterest income	241	271	802	885

Noninterest Expense
Salaries and employee benefits	1,387	1,108	3,642	3,184
Net occupancy and equipment expense	217	200	620	624
Information technology expense	64	60	185	175
Federal deposit insurance corporation premiums	57	58	166	162
Professional and services fees	167	104	390	293
Other real estate owned expense	3	12	36	42
Loan legal expense (recovery)	(70)	95	-	208
Advertising expense	32	34	86	101
Michigan business tax	60	47	150	140
Other	252	271	684	724
Total noninterest expense	2,169	1,989	5,959	5,653

Income Before Income Tax	2,181	1,385	5,442	3,516

Provision for Income Taxes	798	470	1,908	1,131

Net Income and Comprehensive Income	$1,383	$915	$3,534	$2,385

Earnings Per Share:

Basic	$0.70	$0.45	$1.77	$1.17

Diluted	$0.69	$0.44	$1.74	$1.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands, except share data)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$3,534	$2,385
Items not requiring (providing) cash
Depreciation	169	173
Provision (credit) for loan losses	(760)	650
Loss (gain) on other real estate owned	(21)	134
Loans originated for sale	(13,033)	(16,572)
Proceeds from loans sold	13,750	16,142
Net gain on sale of loans	(359)	(509)
Share based compensation	256	238
Earned ESOP shares	200	195
Changes in
Interest receivable and other assets	1,107	80
Interest payable and other liabilities	555	1,375
Net cash provided by operating activities	5,398	4,291

Investing Activities
Net change in interest-bearing time deposits	38,025	(13,223)
Purchase of held to maturity securities	(499)	(500)
Proceeds from calls, maturities and pay-downs of held to maturity securities	500	-
Net change in loans	(441)	(11,168)
Proceeds from sale of real estate owned	287	87
Purchase of FHLB stock	-	(200)
Purchase of premises and equipment	(51)	(104)
Net cash provided by investing activities	37,821	(25,108)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(20,108)	8,224
Net change in certificates of deposit	(5,972)	(703)
Repayment of Federal Home Loan Bank advances	-	(13,000)
Proceeds from Federal Home Loan Bank advances	-	10,000
Net change in Fed funds purchased	(24,000)	-
Proceeds from stock options exercised	26	-
Purchase of common stock	(1,002)	(1,828)
Dividends paid	(2,158)	-
Net cash provided by (used in) financing activities	(53,214)	2,693

Change in Cash and Cash Equivalents	(9,995)	(18,124)

Cash and Cash Equivalents, Beginning of Period	52,865	29,686

Cash and Cash Equivalents, End of Period	$42,870	$11,562

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,819	$2,542
Income taxes paid	1,125	895
Loans transferred to real estate owned	192	176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2016	$22	$16,401	$(1,410)	$45,467	$60,480
Net income	-	-	-	3,534	3,534
Purchase of 38,103 shares of common stock	(1)	(1,001)	-	-	(1,002)
Exercised options	-	26	-	-	26
Share based compensation expense	-	256	-	-	256
ESOP shares earned	-	123	77	-	200
Balances at September 30, 2016	$21	$15,805	$(1,333)	$49,001	$63,494

 Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

Note 2:	Accounting Developments

FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

ASU 2016-01 affects public and private companies, not-for-profit organizations and employee benefit plans that hold financial assets or owe financial liabilities. It makes targeted improvements to current guidance on financial instruments, including:

●

Most equity investments will be measured at fair value through net income (equity method of accounting is retained). A practical expedient is available for equity investments that don’t have readily determinable fair values.

●

Impairment testing for equity investments without readily determinable fair value will be simplified, similar to the qualitative assessment for long-lived assets, goodwill and indefinite-lived intangible assets.

●	Valuation allowances on deferred tax assets (DTAs) related to available-for-sale debt securities will be assessed in combination with other DTAs.

●	Disclosure of the method(s) and significant assumptions used in fair value estimates for financial instruments measured at amortized cost will be eliminated for public business entities.

●	Exit price, rather than entry price, for certain fair value disclosures by public business entities will be required.

●

Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, i.e., securities or loans and receivables, on the balance sheet or in financial statement notes will be required.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

This standard will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. All other entities would have an additional year to adopt for annual financial statements and two years for interim financial statements. Nonpublic business entities can early adopt as of December 15, 2017, including interim periods. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

FASB ASU No. 2016-02 – Leases (Topic 842)

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

This standard will be effective for pubic business entities for fiscal year beginning after December 15, 2018 including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

FASB ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

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

This standard will be effective for pubic business entities for fiscal year beginning after December 15, 2016 including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early application is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323)

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

FASB ASU No. 2016-08, 2016-10, 2016-12, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with that reporting period, as deferred by ASU 2015-14. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. All other entities should apply the guidance to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early application is permitted for all other entities as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09. The Company will be evaluating the impact of adopting this ASU.

FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718)

In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will be evaluating the impact of adopting this ASU.

FASB ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

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

For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will be evaluating the impact of adopting this ASU.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

The amendments in this Update provide guidance on eight cash flow issues where current Generally Accepted Accounting Principles is either unclear or does not include specific guidance. The eight cash flow issues are as follows:

1.	Debt prepayment or debt extinguishment costs

2.	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing

3.	Contingent consideration payments made after a business combination

4.	Proceeds from the settlement of insurance claims

5.	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies

6.	Distribution received from equity method investees

7.	Beneficial interest in securitization transactions

8.	Separately identifiable cash flows and application of the predominance principle

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will be evaluating the impact of adopting this ASU.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity Securities:
September 30, 2016
Treasury bond	$499	$1	$--	$500

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity Securities:
December 31, 2015
Treasury bond	$500	$--	$--	$500

The amortized cost and fair value of securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Amortized Cost	Fair Value

Within one year	$499	$500
One to five years	—	—
Five to ten years	—	—
After ten years	—	—
Totals	$499	$500

There were no sales of securities during the three or nine months ended September 30, 2016 and 2015.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30, 2016	December 31, 2015
Real Estate
One-to four-family	$37,135	$39,719
Home equity	4,316	5,459
Commercial mortgage loans
Commercial real estate	186,228	183,934
Multifamily	55,122	58,804
Land	11,907	12,543
Construction	12,893	14,785
Commercial non-mortgage	20,431	14,826
Consumer	1,061	1,221
Total loans	329,093	331,291

Less
Net deferred loan costs, premiums and discounts	547	567
Undisbursed portion of loan	3,604	6,050
Allowance for loan losses	9,320	10,061
Net Loans	$315,622	$314,613

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

n instances where risk and loss exposure is clearly identified with a particular asset, the asset or a portion of the asset will be charged off.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016, December 31, 2015 and September 30, 2015:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of September 30, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision (credit) charged to expense	(206)	(61)	776	(451)	(461)	(391)	49	(15)	(760)
Losses charged off	(67)	-	(85)	-	-	-	-	-	(152)
Recoveries	49	-	38	-	81	-	-	3	171
Balance, end of period	$724	$47	$5,642	$1,064	$1,225	$213	$393	$12	$9,320
Ending Balance: individually evaluated for impairment	$-	$-	$360	$-	$550	$-	$-	$-	$910
Ending balance: collectively evaluated for impairment	$724	$47	$5,282	$1,064	$675	$213	$393	$12	$8,410
Loans:
Ending Balance	$37,135	$4,316	$186,228	$55,122	$11,907	$12,893	$20,431	$1,061	$329,093
Ending Balance: individually evaluated for impairment	$1,363	$-	$8,661	$6,740	$1,176	$-	$-	$-	$17,940
Ending balance: collectively evaluated for impairment	$35,772	$4,316	$177,567	$48,382	$10,731	$12,893	$20,431	$1,061	$311,153

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of September 30, 2016
Allowance for loan losses:
Balance, beginning of period	$718	$63	$5,668	$1,265	$1,466	$250	$387	$12	$9,829
Provision (credit) charged to expense	(16)	(16)	(2)	(201)	(294)	(37)	6	-	(560)
Losses charged off	-	-	(85)	-	-	-	-	-	(85)
Recoveries	22	-	61	-	53	-	-	-	136
Balance, end of period	$724	$47	$5,642	$1,064	$1,225	$213	$393	$12	$9,320

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of September 30, 2016 and December 31, 2015:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$34,515	$36,941	$4,316	$5,459	$157,265	$150,122	$43,590	$46,230
Pass (Closely Monitored)	1,179	1,437	-	-	19,468	21,156	8,157	8,142
Special Mention	296	225	-	-	2,199	751	-	-
Substandard	1,145	1,116	-	-	7,296	11,905	3,375	4,432
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$37,135	$39,719	$4,316	$5,459	$186,228	$183,934	$55,122	$58,804

	Land		Construction		Commercial Non- Mortgage		Consumer		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$ 9,759	$ 9,462	$ 12,893	$ 14,785	$ 17,017	$ 9,626	$ 1,061	$ 1,221	$280,416	$273,846
Pass (Closely Monitored)	972	1,239	-	-	211	4,904	-	-	29,987	36,878
Special Mention	-	-	-	-	3,203	-	-	-	5,698	976
Substandard	1,176	1,842	-	-	-	296	-	-	12,992	19,591
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
	$ 11,907	$ 12,543	$ 12,893	$ 14,785	$ 20,431	$ 14,826	$ 1,061	$ 1,221	$329,093	$331,291

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$182	$-	$146	$328	$36,807	$37,135	$-	$146
Home Equity	-	-	-	-	4,316	4,316	-	-
Commercial Real Estate	679	656	161	1,496	184,732	186,228	-	5,137
Multifamily	-	-	-	-	55,122	55,122	-	359
Land	-	-	1,176	1,176	10,731	11,907	-	1,176
Construction	-	-	-	-	12,893	12,893	-	-
Commercial Non-Mortgage	-	-	-	-	20,431	20,431	-	-
Consumer	6	-	-	6	1,055	1,061	-	-
Total	$867	$656	$1,483	$3,006	$326,087	$329,093	$-	$6,818

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$151	$152	$-	$303	$39,416	$39,719	$-	$99
Home Equity	-	-	-	-	5,459	5,459	-	-
Commercial Real Estate	6	1,011	-	1,017	182,917	183,934	-	5,188
Multifamily	1,291	-	-	1,291	57,513	58,804	-	-
Land	-	-	1,842	1,842	10,701	12,543	-	1,842
Construction	-	-	-	-	14,785	14,785	-	-
Commercial Non-Mortgage	-	-	-	-	14,826	14,826	-	-
Consumer	-	-	-	-	1,221	1,221	-	-
Total	$1,448	$1,163	$1,842	$4,453	$326,838	$331,291	$-	$7,129

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

The following table presents impaired loans at September 30, 2016:

		Unpaid		QTD	YTD	QTD	YTD
	Recorded	Principal	Specific	Average	Average	Interest	Interest
	Balance	Balance	Allowance	Balance	Balance	Income	Income

Loans without a specific valuation allowance:
1-4 Family	$1,363	$1,488	$-	$1,217	$1,245	$18	$42
Home Equity	-	-	-	-	-	-	-
Commercial real estate	7,900	10,000	-	7,749	8,570	17	116
Multi Family	6,740	7,597	-	6,872	7,075	103	307
Land	-	-	-	-	32	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-	-	-
Commercial real estate	761	846	360	465	310	2	6
Multi Family	-	-	-	-	-	-	-
Land	1,176	3,249	550	1,348	2,090	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Totals
1-4 Family	$1,363	$1,488	$-	$1,217	$1,245	$18	$42
Home Equity	-	-	-	-	-	-	-
Commercial real estate	8,661	10,846	360	8,214	8,880	19	122
Multi Family	6,740	7,597	-	6,872	7,075	103	307
Land	1,176	3,249	550	1,348	2,122	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$17,940	$23,180	$910	$17,651	$19,322	$140	$471

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements

The following table presents impaired loans at December 31, 2015:

	Recorded	Unpaid Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,504	$1,633	$-	$1,791	$80
Home Equity	-	-	-	15	-
Commercial real estate	9,912	11,820	-	10,508	289
Multi Family	6,586	7,400	-	6,685	359
Land	41	96	-	371	22
Construction	-	-	-	-	-
Commercial Non-Mortgage	295	295	-	311	22
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-
Commercial real estate	2,368	2,368	200	2,499	175
Multi Family	1,291	1,291	100	1,319	77
Land	1,842	3,640	850	2,115	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,504	$1,633	$-	$1,791	$80
Home Equity	-	-	-	15	-
Commercial real estate	12,280	14,188	200	13,007	464
Multi Family	7,877	8,691	100	8,004	436
Land	1,883	3,736	850	2,486	22
Construction	-	-	-	-	-
Commercial Non-Mortgage	295	295	-	311	22
Consumer	-	-	-	-	-
Total	$23,839	$28,543	$1,150	$25,614	$1,024

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents impaired loans at September 30, 2015:

		Unpaid		QTD	YTD	QTD	YTD
	Recorded	Principal	Specific	Average	Average	Interest	Interest
	Balance	Balance	Allowance	Balance	Balance	Income	Income

Loans without a specific valuation allowance:
1-4 Family	$1,155	$1,286	$-	$1,390	$1,398	$16	$52
Home Equity	-	-	-	20	31	-	-
Commercial real estate	10,064	11,888	-	10,706	10,865	79	199
Multi Family	6,654	7,468	-	6,718	6,750	117	279
Land	467	739	-	481	492	7	21
Construction	-	2	-	-	1,783	-	-
Commercial Non-Mortgage	-	-	-	-	5	-	-
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$1,138	$1,138	$150	$498	$148	$1	$7
Home Equity	-	-	-	-	-	-	-
Commercial real estate	2,494	2,494	200	2,543	2,639	43	134
Multi Family	1,302	1,302	100	1,328	1,332	21	61
Land	2,040	3,811	850	2,205	2,329	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	308	308	-	317	321	5	17
Consumer	-	-	-	-	-	-	-
Totals
1-4 Family	$2,293	$2,424	$150	$1,888	$1,546	$17	$59
Home Equity	-	-	-	20	31	-	-
Commercial real estate	12,558	14,382	200	13,249	13,504	122	333
Multi Family	7,956	8,770	100	8,046	8,082	138	340
Land	2,507	4,550	850	2,686	2,821	7	21
Construction	-	2	-	-	1,783	-	-
Commercial Non-Mortgage	308	308	-	317	326	5	17
Consumer	-	-	-	-	-	-	-
Total	$25,622	$30,436	$1,300	$26,206	$28,093	$289	$770

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table summarizes the loans that were restructured as TDRs during the three and nine months ended September 30, 2016:

	Three months ended			Nine months ended
	September 30, 2016			September 30, 2016
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
(Dollars in thousands)

Commercial real estate	2	681	681	3	1,677	1,677
Total loans	2	$681	$681	3	$1,677	$1,677

In 2016, one commercial real estate TDR totaling $996 was modified with a forbearance agreement and maturity extension. Two other commercial real estate TDRs totaling $681 were modified with interest only payments.

We had one one-to-four family TDR for $202 that had payment defaults during the nine months ended September 30, 2016. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

Recurring and Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016. There were no assets or liabilities requiring fair value measurement on a recurring or nonrecurring basis as of December 31, 2015.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Collateral-dependent Impaired loans	$2,122	$--	$--	$2,122
December 31, 2015
Collateral-dependent Impaired loans	$--	$--	$--	$--

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at September 30, 2016 and December 31, 2015.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of September 30, 2016
Collateral-dependent impaired loans	$2,122	Market comparable properties	Marketability discount	0	-	23%	(16%)
December 31, 2015
Collateral-dependent impaired loans	$--	Market comparable properties	Marketability discount			--

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

		Fair Value Measurements Using
As of September 30, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$42,870	$42,870	$-	$-
Interest-earning time deposits	996	996	-	-
Held to maturity securities	499	-	500	-
Loans held for sale	224	-	224	-
Loans, net of allowance for loan losses	315,622	-	-	319,390
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	853	-	853	-

Financial liabilities
Deposits	$255,621	$109,978	$-	$147,178
Federal Home Loan Bank advances	47,000	-	46,375	-
Interest payable	187	-	187	-

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for the three months ended September 30, 2016 and 2015 is as follows (dollars in thousands, except per share data):

	Three months ended September 30, 2016	Three months ended September 30, 2015
Net Income	$1,383	$915
Dividends and undistributed earnings allocated to participating securities	(20)	(18)
Income attributable to common shareholders	1,363	897

Weighted average shares outstanding (in thousands)	2,121	2,202
Less: average unearned ESOP and unvested restricted stock	(174)	(207)
Average Shares	1,947	1,995
Effect of dilutive based awards	32	23
Average common and common-equivalent shares for diluted EPS (in thousands)	1,979	2,018

Basic EPS	$0.70	$0.45
Diluted EPS	$0.69	$0.44

Nine months ended September 30, 2016 and 2015 as follows (dollars in thousands, except per share data):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net Income	$3,534	$2,385
Dividends and undistributed earnings allocated to participating securities	(50)	(46)
Income attributable to common shareholders	3,484	2,339

Weighted average shares outstanding (in thousands)	2,142	2,210
Less: average unearned ESOP and unvested restricted stock	(174)	(207)
Average Shares	1,968	2,003
Effect of dilutive based awards	32	23
Average common and common-equivalent shares for diluted EPS (in thousands)	2,000	2,026

Basic EPS	$1.77	$1.17
Diluted EPS	$1.74	$1.15

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total shared-based compensation expense for the nine months ended September 30, 2016 and 2015 was $256 and $238, respectively. Total shared-based compensation expense for the three months ended September 30, 2016 and 2015 was $83 and $81, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	128,949	$17.91	7	$1,123
Granted	--	--	--	--
Exercised	(1,503)	17.30	--	--
Forfeited	(3,888)	19.58	--	--
Expired	--	--	--	--
Options outstanding at September 30, 2016	123,558	$17.86	6	$1,103
Exercisable at September 30, 2016	93,721	$17.37	6	$885

As of September 30, 2016, the Company had $71 of unrecognized compensation expense related to stock options. Stock option expense for the three and nine months ended September 30, 2016 was $16 and $47, respectively. Stock option expense for the three and nine months ended September 30, 2015 was $16 and $46, respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	36,534	$19.16
Granted	-	-
Vested	(13,745)	17.57
Forfeited	(2,717)	19.02
Non-vested at September 30, 2016	20,072	20.24

As of September 30, 2016, the Company had $356 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2016 was $68 and $209, respectively. Restricted stock expense for the three and nine months ended September 30, 2015 was $66 and $192, respectively.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at September 30, 2016 and December 31, 2015 and no valuation allowance was necessary.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets decreased $48.7 million, or 11.7%, to $369.1 million at September 30, 2016 from $417.8 million at December 31, 2015. The decrease was primarily the result of a decrease of $38.0 million in interest-earning time deposits and a decrease of $10.0 million in cash and cash equivalents.

Loans held for sale decreased $357,000 to $224,000 at September 30, 2016 from $581,000 at December 31, 2015.

Net loans increased $1.0 million, or 0.3%, to $315.6 million at September 30, 2016 from $314.6 million at December 31, 2015. Commercial non-mortgage loans increased $5.6 million, or 37.8%, commercial real estate loans increased $2.3 million, or 1.2%, partially offset by a decrease in multi-family loans of $3.7 million, or 6.3%, and a decrease of $2.6 million, or 6.5%, in one-to four-family loans.

The undisbursed portion of loans decreased $2.5 million to $3.6 million at September 30, 2016 from $6.1 million at December 31, 2015 due primarily to a net decrease in undisbursed construction loans of $2.5 million.

Other real estate owned decreased $41,000, or 31.5%, to $89,000 at September 30, 2016, from $130,000 at December 31, 2015 resulting from three loans transferred to real estate owned totaling $192,000, offset by net sales of $203,000 and write-downs of $30,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $1.1 million to $4.1 million at September 30, 2016 from $5.2 million at December 31, 2015.

Deposits decreased $26.1 million to $255.6 million at September 30, 2016 from $281.7 million at December 31, 2015. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) decreased $10.2 million, primarily due to money market accounts. Certificates of deposit decreased $18.2 million, or 11.1%, to $145.6 million at September 30, 2016 from $163.8 million at December 31, 2015, primarily due to maturities.

Federal Home Loan Bank advances remained unchanged at $47.0 million at September 30, 2016 and December 31, 2015.

Federal Funds purchased decreased $24.0 million, or 100.0%, to $0 at September 30, 2016 from $24.0 million at December 31, 2015.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders, and accrued expenses, decreased $1.6 million from $4.6 million at December 31, 2015 to $3.0 million at September 30, 2016 million primarily due to a $2.2 million decrease in dividends payable.

Total stockholders’ equity increased $3.0 million, or 5.0%, to $63.5 million at September 30, 2016 from $60.5 million at December 31, 2015, primarily due to net income of $3.5 million.

Comparison of Operating Results for the Three Months ended September 30, 2016 and 2015

General. We recorded net income of $1.4 million for the three months ended September 30, 2016 compared to net income of $915,000 for the three months ended September 30, 2015. The increase was primarily related to a $390,000 increase in interest and dividends from loans from $4.1 million for the three months ended September 30, 2015 to $4.4 million for the three months ended September 30, 2016, a decrease in provision for loan loss of $710,000 to a negative provision of $560,000 for the three months ended September 30, 2016 from an expense of $150,000 for the three months ended September 30, 2015 and a decrease in loan legal expense of $165,000 to a recovery of $70,000 for the three months ended September 30, 2016 from an expense of $95,000 for the three months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $414,000, or 10.1%, to $4.5 million for the three months ended September 30, 2016. Average balances of interest-earnings assets increased $20.8 million to $363.4 million for the three months ended September 30, 2016 from $342.6 million for the three months ended September 30, 2015, and the average yield on interest-earning assets increased 19 basis point to 4.98% during the 2016 period from 4.79% during the 2015 period.

Interest income on loans increased $390,000, or 9.5%, to $4.4 million for the three months ended September 30, 2016 from $4.1 million for the three months ended September 30, 2015. This increase was due to an increase of $447,000 in loan interest income related to one-time prepayment penalties. We do not anticipate income at this level from prepayment penalties in the future. As a result of this, there was an increase of 23 basis points in the average yield to 5.54% during the 2016 period versus 5.31% during the 2015 period, as average net loans increased $15.2 million, or 5.0%, to $320.8 million for the three months ended September 30, 2016 from $305.6 million for the three months ended September 30, 2015.

Income from dividends and investment securities increased $24,000 to $75,000 for the quarter ended September 30, 2016 from $51,000 for the quarter ended September 30, 2015.

Interest Expense. Interest expense increased $118,000, or 13.8%, to $971,000 for the three months ended September 30, 2016 from $853,000 for the three months ended September 30, 2015. Interest expense on deposits increased $140,000 to $509,000 during the 2016 period from $369,000 during the 2015 period. Interest expense on borrowed funds decreased $22,000 to $462,000 for the three months ended September 30, 2016 from $484,000 for the three months ended September 30, 2015.

Average interest-bearing liabilities increased $19.8 million, or 7.0%, to $304.2 million for the three months ended September 30, 2016 from $284.4 million for the three months ended September 30, 2015. The average rate paid on these liabilities increased 8 basis points to 1.28% during the 2016 period from 1.20% during the 2015 period. Interest expense on certificates of deposit increased $153,000, or 53.7%, to $438,000 for the three months ended September 30, 2016 from $285,000 for the three months ended September 30, 2015. The average balance of certificates of deposits increased to $147.4 million for the three months ended September 30, 2016, from $111.6 million for the three months ended September 30, 2015. Additionally, the rate on certificates of deposit increased 17 basis points to 1.19% for the three months ended September 30, 2016 from 1.02% for the three months ended September 30, 2015 primarily due to increased market interest rate environment.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, decreased $12.7 million, or 10.4%, to $109.8 million for the three months ended September 30, 2016 from $122.5 million for the three months ended September 30, 2015. The interest paid on core deposits decreased $13,000 to $71,000 for the three months ended September 30, 2016 from $84,000 for three months ended September 30, 2015. The rate on core deposits for the three months ended September 30, 2016 decreased two basis points to 0.26% from 0.28% for the three months ended September 30, 2015.

Net Interest Income. Net interest income increased $296,000 to $3.5 million for the three months ended September 30, 2016 from $3.3 million for the three months ended September 30, 2015. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a negative provision for loan losses of $560,000 for the three months ended September 30, 2016 and a provision for loan losses of $150,000 for the three months ended September 30, 2015. This was primarily due to a decrease of $430,000 in specific allocations related to two commercial real estate loans. At September 30, 2016, non-performing loans totaled $6.8 million, or 2.1% of total loans, as compared to $7.1 million, or 2.2% of total loans, at December 31, 2015. The allowance for loan losses to total loans receivable was 2.8% at September 30, 2016 and 3.0% at December 31, 2015. We have a negative provision expense in 2016 primarily because of continued economic improvement, stabilized levels of non-performing assets, stabilized delinquencies and reduced specific allocations offset partially by increased levels of outstanding loans. All loans rated substandard are reviewed for impairment at least quarterly. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $30,000, or 11.1%, to $241,000 for the three months ended September 30, 2016 from $271,000 for the three months ended September 30, 2015. The decrease was primarily attributable to a decrease of $45,000 in the net gain on loan sales, a $28,000 decrease in service charges and fees, a $16,000 decrease in loan fees earned, and a $21,000 decrease in other income. This was offset in part by a $82,000 increase in the net gain on the sale of other real estate owned

Noninterest Expense. Noninterest expense increased $180,000, or 9.0%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This was primarily due to a $279,000 increase salaries and employee benefits and a $63,000 increase in professional and service fees. This was offset in part by a decrease of $165,000 in loan legal expense due to reimbursement of legal expenses previously incurred.

Income Tax Expense. We recorded $798,000 of income tax expense for the three months ended September 30, 2016 compared to $470,000 of income tax expense for the three months ended September 30, 2015. Our effective tax rate was 36.6% for the three months ended September 30, 2016 and 33.9% for the three months ended September 30, 2015.

Comparison of Operating Results for the Nine months ended September 30, 2016 and 2015

General. We recorded net income of $3.5 million for the nine months ended September 30, 2016 compared to net income of $2.4 million for the nine months ended September 30, 2015. Net interest income increased $905,000 to $9.8 million for the nine months ended September 30, 2016 from $8.9 million for the nine months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 11.3%, to $12.8 million for the nine months ended September 30, 2016 from $11.5 million for the nine months ended September 30, 2015, as the average balance of interest-earning assets increased $26.2 million to $373.8 million for the nine months ended September 30, 2016 from $347.6 million for the nine months ended September 30, 2015. The average yield on interest-earning assets increased 13 basis points to 4.55% during the 2016 period from 4.42% during the 2015 period.

Interest income on loans increased $1.1 million, or 9.7%, to $12.4 million for the nine months ended September 30, 2016 from $11.3 million for the nine months ended September 30, 2015. This increase was primarily due to an increase of $447,000 related to one-time prepayment penalties, which we do not anticipate income at this level from prepayment penalties in the future. In addition, there were higher average balances of loans for the nine months ended September 30,2016 but the average yield remained unchanged at 5.10%.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock increased $128,000, or 72.7%, to $304,000 for the nine months ended September 30, 2016 from $176,000 for the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $329,000, or 12.7%, to $2.9 million for the nine months ended September 30, 2016 from $2.6 million for the nine months ended September 30, 2015 due to an increase in interest-bearing liabilities of $23.8 million, or 8.2%, to $314.4 million for the nine months ended September 30, 2016 from $290.6 million for the nine months ended September 30, 2015. The average rate paid on these liabilities increased five basis points to 1.23% for the 2016 period from 1.18% for the 2015 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, decreased $11.0 million, or 9.0%, to $111.3 million for the nine months ended September 30, 2016 from $122.3 million for the nine months ended September 30, 2015. Also, the interest on core deposits decreased $30,000 to $207,000 for the 2016 period from $237,000 for the 2015 period.

Interest expense on certificates of deposits increased $511,000 or 63.2% to $1.3 million for the nine months ended September 30, 2016 from $808,000 for the nine months ended September 30, 2015. This was primarily due to an increase in the average balance of certificates of deposits of $45.4 million to $156.1 million for the 2016 period, from $110.7 million for the 2015 period. Also, the yield on certificates of deposit increased 16 basis points to 1.13% for the 2016 period from 0.97% for the 2015 period.

Net Interest Income. Net interest income increased $905,000, or 10.2%, to $9.8 million for the nine months ended September 30, 2016 from $8.9 million for the nine months ended September 30, 2015, as our average net loans increased $28.7 million from $296.6 million to $325.3 million. Our net interest rate spread increased nine basis points to 3.32% from 3.23% and our net interest margin increased nine basis points to 3.44% from 3.35%. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in the December 31, 2015 Annual Report on Form 10-K, we recorded a negative provision for loan losses of $760,000 for the nine months ended September 30, 2016 and a provision for loan losses of $650,000 for the nine months ended September 30, 2015. This was primarily due to a decrease of $430,000 in specific allocations related to two commercial real estate loans. We have a negative provision expense in 2016 primarily because of continued economic improvement, stabilized levels of non-performing assets, stabilized delinquencies and reduced specific allocations offset partially by increased levels of outstanding loans.

The allowance for loan losses as a percentage of non-performing loans increased to 136.7% at September 30, 2016 from 120.6% at September 30, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2016 and 2015.

Noninterest Income. Noninterest income decreased $83,000, or 9.4%, to $802,000 for the nine months ended September 30, 2016 from $885,000 for the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease of $150,000 in the net gain on loan sales, a $31,000 decrease in service charges and fees, and a $34,000 decrease in other income. This was offset in part by a $155,000 increase in the net gain on the sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $306,000, or 5.4% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This was primarily due to an increase of $458,000 in salaries and employee benefits related to filling positions that were previously vacant. This was offset in part by a $208,000 decrease in loan legal expense due to reimbursement of legal expenses previously incurred.

Income Tax Expense. We recorded a $1.9 million income tax expense for the nine months ended September 30, 2016 compared to a $1.1 million income tax expense for the 2015 period, reflecting income of $5.4 million before income tax expense during the nine months ended September 30, 2016 versus income before income tax of $3.5 million for the nine months ended September 30, 2015. Our effective tax expense rate was 35.1% for the nine months ended September 30, 2016 compared to an effective tax expense rate of 32.2% for the nine months ended September 30, 2015.

Asset Quality

Other real estate owned totaled $89,000, or 0.02% of total assets, at September 30, 2016 compared to $130,000, or 0.3% of total assets, at December 31, 2015. The largest relationship as of September 30, 2016 was $78,000, or 87.6% of other real estate owned, which consisted of a 1-4 family property.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $7.1 million, or 1.9% of total assets, at September 30, 2016 compared to $7.5 million, or 1.8% of total assets, at December 31, 2015.

Our largest substandard and non-performing relationship as of September 30, 2016 has a balance of $3.1 million compared to a balance of $3.7 million at December 31, 2015. Of the $13.0 million loans rated substandard, approximately $6.5 million are performing.

New Capital Requirements

As of January 1, 2015, the Company has adopted new minimum risk-based capital and leverage ratios and refines the definition of what constitutes as “capital” for purposes of calculating these ratios based on rules effective January 1, 2015. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based asset capital ratio of 6% (increased from 4%); a “capital conservation buffer” of 2.5%, and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 risk-based asset capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until January 2019. These changes had no significant impact on the Company.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.        Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.       Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.     Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1), (2), (3), (4), (5)
July 1, 2016 through July 31, 2016	26,300	$25.50	26,300	123,395
August 1, 2016 through August 31, 2016	--	$--	--	123,395
September 1, 2016 through September 30, 2016	--	$--	--	123,395
	26,300		26,300

(1)	The Company’s board of directors approved a stock repurchase program on February 14, 2012 for the repurchase of 125,375 shares of common stock.

(2)	The Company’s board of directors approved a stock repurchase program December 10, 2012 for the repurchase of 122,954 shares of common stock.

(3)	The Company’s board of directors approved a stock repurchase program on December 9, 2013 for the repurchase of 119,167 shares of common stock.

(4)	The Company’s board of directors approved a stock repurchase program on March 3, 2015 for the repurchase of 110,664 shares of common stock.

(5)	The Company’s board of directors approved a stock repurchase program on December 14, 2015 for the repurchase of 107,647 shares of common stock.

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

WOLVERINE BANCORP, INC.

Date: November 14, 2016	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: November 14, 2016	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer