Form 10-K
period 2016-12-31
Wolverine Bancorp, Inc.
filed 2017-03-31
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2016.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the Nasdaq Stock Market, was approximately $44.5 million.

As of March 27, 2017, there were 2,106,153 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

BUSINESS OF WOLVERINE BANCORP, INC.

Wolverine Bancorp, Inc. (the “Company”) was incorporated in Maryland in 2010 as part of the mutual-to-stock conversion of Wolverine Bank, for the purpose of becoming the savings and loan holding company of Wolverine Bank. Since being incorporated, other than holding the common stock of Wolverine Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Wolverine Bank, we have not engaged in any business activities to date, except the repurchase of shares of our outstanding common stock as previously publicly disclosed. Through December 31, 2016, we have repurchased 481,622 shares of our common stock.

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

     BUSINESS OF WOLVERINE BANK

General

Wolverine Bank (the “Bank”), a wholly owned subsidiary of Wolverine Bancorp, Inc. (the “Company”), is a federally chartered savings bank headquartered in Midland, Michigan, the heart of the Great Lakes Bay Region with a population of over 500,000. Wolverine Bank was originally chartered in 1933. At December 31, 2016, we had $434.4 million of total assets, $280.5 million of deposits and $61.0 million of total stockholders’ equity. We provide financial services primarily to individuals, families and businesses in the Great Lakes Bay Region of Michigan and throughout all of Michigan through our two banking offices located in Midland, Michigan, which is the County Seat of Midland County, and our banking office in Frankenmuth, which is located in neighboring Saginaw County. Midland, Michigan is located approximately 120 miles northwest of Detroit and approximately 90 miles north of Lansing, Michigan, in the eastern portion of Michigan’s lower peninsula.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans including multi-family loans and land loans, one-to-four family residential mortgage loans, construction loans, and home equity loans and lines of credit and to a lesser extent, commercial non-mortgage loans and consumer loans (consisting primarily of mobile home loans, automobile loans, loans secured by savings deposits and other consumer loans). At December 31, 2016, $262.3 million, or 78.0%, of our total loan portfolio was comprised of commercial mortgage loans including multi-family mortgage loans and land loans, and $35.4 million, or 10.5%, of our total loan portfolio was comprised of one-to-four family residential mortgage loans. We also may invest in securities, including U.S. government and agency debt securities, and to a lesser extent, municipal obligations.

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

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one-to-four family residential mortgage loans with terms of less than 15 years. Consistent with our interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one-to-four family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold substantially all of our fixed-rate one-to-four family residential mortgage loans with terms of 15 years or greater on a servicing-released basis. In 2016 we originated $17.3 million of loans for sale and sold $18.1 million of fixed-rate one-to-four family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

Wolverine Bank’s executive offices are located at 5710 Eastman Avenue, Midland, Michigan 48640. Our telephone number at this address is (989) 631-4280. Our website address is www.wolverinebank.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

Wolverine Bank operates from two banking offices located in Midland, Michigan, and a banking office in Frankenmuth, which is located in neighboring Saginaw County. The Great Lakes Bay Region of Michigan is located in the eastern portion of Michigan’s lower peninsula, approximately 120 miles north of Detroit, is our primary market area for both lending and deposits.  The Great Lakes Bay Region, with a population of over half a million residents, is a hub of research, product development, agribusiness and manufacturing for the auto, chemical, plastics, silicon, advanced materials and technology industries.  Wolverine Bank also does significant commercial real estate lending in the Metro Detroit, Greater Lansing and Greater Grand Rapids Regions.

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

According to the United States Census Bureau, as of July 2015, the latest date for which the data is available, Midland County has a population of approximately 84,000 and Saginaw County has a population of approximately 200,000. This market area has experienced limited population growth from 2001 to 2015. Specifically, Midland County’s population remained nearly unchanged over the 2001 to 2015 period, while Saginaw County’s population shrank at a 1.8% compounded annual rate over the period. The foregoing demographic trends are projected to continue for both Saginaw and Midland Counties where modest population shrinkage is projected through 2016. Household growth trends coincide with the population growth trends as growth also has been modest over the 2001 to 2015 period. Households within Midland and Saginaw Counties, Michigan are expected to remain flat or shrink modestly over the next four year period.

Midland County’s per capita and median household income levels approximate Michigan and national averages. Conversely, per capita and household income levels were below these averages for Saginaw County in 2016.

Historically, our primary market area, and specifically the City and County of Midland, has been heavily dependent upon the three largest employers: The Dow Chemical Company, MidMichigan Medical Center and Dow Corning Corporation, a wholly owned subsidiary of The Dow Chemical Company. These three entities employ approximately 8,500 persons in Midland County. The Dow Chemical Company is a major multinational producer of specialty chemicals, advanced materials, agro sciences technology-based products and solutions, and Dow Corning is a producer of silicone and a global leader in silicon-based technology and innovation. In addition, these companies have been in the forefront of the development and commercialization of solar energy products and technologies. Historically, these companies have been very important to the local economy because of the employment opportunities and their philanthropic and outgrowth activities.

According to the Michigan Bureau of Labor Market Information and Strategic Initiatives, as of December 2016, unemployment rates in Midland County, the Bay City Metropolitan Statistical Area (“MSA”) and the Saginaw MSA were 4.1%, 4.9% and 4.5%, respectively. The unemployment rate at December 31, 2016 for the State of Michigan was 5.0% and the national average was 4.7%. While there has been some improvement in the national unemployment rate over the last twelve months, Wolverine Bank’s primary market area continues to be significantly affected by the weaknesses in the national and Michigan economies, and any recovery is expected to be slow and prolonged.

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

Specifically, we are subject to a high level of competition from two sources. Chemical Bank holds an approximate 67% share of commercial bank and thrift deposits in our market in Midland County as well as a significant market share in other contiguous markets. Additionally, the Dow Chemical Employees Credit Union operates through a single office in Midland and holds in excess of $1.3 billion of deposits. Thus, while the presence of Dow Chemical and Dow Corning corporate headquarters in Midland area provides high earnings and has limited the economic deterioration experienced in many similar Michigan jurisdictions, our ability to capture banking relationships from Dow employees is difficult due to the significant presence of these institutions.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in the Great Lakes Bay Region of Michigan, including the Michigan counties of Midland and Saginaw. As of June 30, 2016, the latest date for which FDIC data are available, we ranked second of nine bank and thrift institutions with offices in Midland County with a 16.0% deposit market share. When including credit unions, which have a substantial deposit market share in our primary market area, we held approximately 7.8% of the total federally insured deposits in Midland County. We ranked 13 of 15 bank and thrift institutions with offices in Saginaw County with a 0.8% deposit market share. When including credit unions, our market share dropped to 0.4% of the federally insured deposits within Saginaw County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One-to four-family	$35,389	10.5%	$39,719	12.0%	$44,316	14.1%	$49,726	18.2%	$58,158	21.5%
Home equity	4,031	1.2%	5,459	1.6%	6,645	2.1%	7,912	2.9%	10,790	4.0%
Commercial mortgage loans:
Commercial real estate	195,924	58.3%	183,934	55.5%	153,705	49.0%	126,154	46.1%	108,087	39.9%
Multifamily	54,827	16.3%	58,804	17.7%	61,204	19.5%	62,790	23.0%	60,755	22.4%
Land	11,547	3.4%	12,543	3.8%	10,060	3.2%	9,734	3.6%	12,668	4.7%
Construction:
Residential	1,709	0.5%	3,591	1.1%	4,452	1.4%	5,355	2.0%	3,637	1.3%
Residential non-owner occupied	7,068	2.1%	8,168	2.5%	7,567	2.4%	3,314	1.2%	456	20.0%
Non-residential	4,698	1.4%	3,026	0.9%	9,654	3.1%	-	0.0%	8,169	3.0%
Total mortgage loans	315,193	93.7%	315,244	95.2%	297,603	94.9%	264,985	97.0%	262,720	97.0%
Commercial non-mortgage	20,047	6.0%	14,826	4.5%	14,717	4.7%	7,226	2.6%	6,739	2.5%
Other consumer	1,074	0.3%	1,221	0.4%	1,142	0.4%	1,167	40.0%	1,297	50.0%
Total loans	336,314	100.00%	331,291	100.00%	313,462	100.00%	273,378	100.00%	270,756	100.00%

Other items:
Unearned fees and discounts, net	563		567		555		467		585
Undisbursed loan funds	5,819		6,050		8,454		5,933		9,662
Allowance for loan losses	9,326		10,061		7,976		7,597		6,671

Total loans, net	$320,606		$314,613		$296,477		$259,381		$253,838

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. We have no demand loans, loans having no stated repayment schedule or maturity, or overdraft loans.

	One-to four-family Mortgage		Home Equity		Multifamily		Land		Commercial Real Estate
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$1,578	5.30%	$1,288	4.22%	$6,178	5.01%	$6,468	4.57%	$33,458	4.84%
2018	1,193	5.14	1,135	4.98	6,762	4.89	3,090	4.40	21,089	4.77
2019	2,673	5.11	759	4.32	5,562	4.44	1,490	4.29	36,558	4.77
2020 to 2021	3,997	5.24	245	5.05	34,409	4.27	499	4.35	85,196	4.62
2022 to 2026	508	4.71	603	4.21	1,916	4.50	-	0.00	18,942	4.77
2027 to 2031	2,856	3.43	1	5.50	-	0.00	-	0.00	681	4.27
2032 and beyond	22,584	4.42	-	0.00	-	0.00	-	0.00	-	0.00
Total	$35,389	4.56%	$4,031	4.50%	$54,827	4.45%	$11,547	4.48%	$195,924	4.71%

	Construction Residential		Construction Residential Non-Owner Occupied		Construction- Non Residential		Commercial Non-Mortgage		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$-	0.00%	$1,253	4.94%	$345	5.25%	$10,373	4.20%	$307	3.19%	$61,248	4.71%
2018	-	0.00	-	0.00	-	0.00	3,400	5.53	33	5.81	36,702	4.85
2019	-	0.00	-	0.00	-	0.00	2,941	5.76	649	4.41	50,632	4.78
2020 to 2021	-	0.00	1,235	3.89	1,367	4.66	3,333	4.50	-	0.00	130,281	4.63
2022 to 2026	-	0.00	4,580	4.50	2,732	4.04	-	0.00	85	5.25	29,366	4.53
2027 to 2031	-	0.00	-	0.00	-	0.00	-	0.00	-	0.00	3,538	3.69
2032 and beyond	1,709	3.75	-	0.00	254	5.00	-	0.00	-	0.00	24,547	4.38
Total	$1,709	3.75%	$7,068	4.47%	$4,698	4.36%	$20,047	4.70%	$1,074	4.17%	$336,314	4.66%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due after December 31, 2017
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Residential mortgage loans:
One-to four-family	$24,266	$9,545	$33,811
Home equity	1,656	1,087	2,743
Commercial mortgage loans
Commercial real estate	136,948	25,518	162,466
Multifamily	48,279	370	48,649
Land	1,014	4,065	5,079
Construction	11,071	806	11,877
Total Mortgage loans	223,234	41,391	264,625
Commercial non-mortgage	1,709	7,965	9,674
Other consumer	767	-	767
Total loans	$225,710	$49,356	$275,066

Commercial Real Estate, Multifamily and Land Loans. We originate commercial real estate mortgage loans, loans on multifamily dwellings and loans on undeveloped land. At December 31, 2016, $195.9 million, or 58.3% of our loan portfolio, consisted of commercial real estate loans, $54.8 million, or 16.3% of our loan portfolio, consisted of multifamily loans, and $11.5 million, or 3.4% of our total loan portfolio, consisted of land loans. Of the $195.9 million of commercial real estate loans, $35.4 million were secured by non-owner occupied one-to-four family rental properties.

We originate commercial real estate and multifamily loans secured primarily by office buildings, strip mall centers, owner-occupied offices, hotels, condominiums, apartment buildings and developed lots. At December 31, 2016, our commercial real estate, multifamily and land loans had an average loan balance of approximately $488,000. At December 31, 2016, substantially all of our commercial real estate, multifamily and land loans were secured by properties located in Michigan. On a limited basis to existing local customers of Wolverine Bank, we have made commercial real estate loans outside of Michigan, and at December 31, 2016 we had seven commercial real estate loans outside of Michigan, of which one was collateralized by land in Ohio with a loan balance of $231,000, one was collateralized by commercial property in Tennessee with a loan balance of $2.4 million, three were collateralized by commercial property in Florida with loan balances totaling $3.0 million, and two were collateralized by commercial property in Indiana with loan balances totaling $4.6 million. All commercial real estate loans outside of Michigan were performing in accordance with their repayment terms at December 31, 2016.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Also, if we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. At December 31, 2016, our largest commercial real estate loan had an outstanding balance of $6.0 million, was secured by various properties and was performing in accordance with its repayment terms.

One-to-Four Family Residential Mortgage Loans. At December 31, 2016, $35.4 million, or 10.5% of our total loan portfolio, consisted of owner-occupied one-to-four family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one-to-four family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for one year with annual interest rate adjustments thereafter, that amortize over a period up to 30 years. Private mortgage insurance is generally required for all of our one-to-four family residential mortgage loans that exceed an 80% loan-to-value ratio. At December 31, 2016, fixed-rate one-to-four family residential mortgage loans totaled $25.8 million, of which $5.7 million contained 5-year balloon payment terms, and adjustable-rate one-to-four family residential mortgage loans totaled $9.5 million.

Our one-to-four family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae or Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes in our market area. At December 31, 2016, we had four one-to-four family residential mortgage loans that had principal balances in excess of $417,000. At that date, our average one-to-four family residential mortgage loan had a principal balance of $102,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” Most of our jumbo loans are originated with a five-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Additionally, occasionally we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2016, our largest one-to-four family residential mortgage loan had an outstanding balance of $626,000 and was performing in accordance with its repayment terms.

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

Construction Loans. We also originate construction loans for one-to-four family residential properties and commercial properties, including multifamily properties. At December 31, 2016, $13.5 million, or 4.0%, of our total loan portfolio, consisted of construction loans, all of which were secured by one-to-four family residential real estate, multifamily loans, and commercial “mixed-use” buildings and homes.

We make construction loans for commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to a 70% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. At December 31, 2016, our largest construction loan had a principal balance of $4.5 million and was secured by multi-family real estate. This loan was performing in accordance with its repayment terms at December 31, 2016.

Construction loans for one-to-four family residential properties are originated with a maximum loan to value ratio of 70% and are generally “interest-only” loans during the construction period which typically does not exceed nine months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, we may choose to extend the term of an “interest-only” construction loan made on a one-to-four family residential property. At December 31, 2016, the additional unadvanced portion of these construction loans totaled $5.8 million.

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

At December 31, 2016 we had $4.0 million, or 1.2% of our total loan portfolio, in home equity loans and $1.7 million of home equity lines of credit. The Bank had $1.9 million of undisbursed funds related to home equity lines of credit as of year-end. Our largest home equity loan was approximately $593,000.

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

At December 31, 2016, we had $20.0 million of commercial non-mortgage loans outstanding, representing 6.0% of our total loan portfolio.

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

At December 31, 2016, our largest commercial non-mortgage loan outstanding was for $3.7 million and was secured by other collateral. At December 31, 2016, this loan was performing in accordance with its repayment terms.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. At December 31, 2016, our consumer loan portfolio totaled $1.1 million, or 0.3% of our total loan portfolio.

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

From time to time, we will purchase loan participations secured by properties within and outside of our primary market area in which we are not the lead lender. Historically, the loan participations have been secured by one-to-four family residential properties, commercial properties throughout Michigan, or business assets other than real estate. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Michigan that may desire to sell participations, and we intend to increase our purchases of participations in the future as a growth strategy. At December 31, 2016, our loan participations totaled $11.4 million, or 3.6% of our loan portfolio, all of which were collateralized by properties outside of our primary market area.

The following table shows our loan origination, purchases, sale and repayment activities for the periods indicated.

	For the Year Ended December 31,
	2016	2015	2014
Originations by type:
Mortgage Loans:
Residential	$10,922	$21,937	$20,414
Commercial	61,015	43,529	74,779
Construction	11,778	24,219	31,491
Home equity	63	1,166	1,843
Commercial non-mortgage	21,456	6,302	25,141
Other Consumer	146	139	225
Total loans originated	105,380	97,292	153,893
Purchases:
Total commercial non-mortgage	2,118	1,173	6,515
Sales and repayments:
Mortgage Loans:
Residential	(15,252)	(26,534)	(25,823)
Commercial	(56,116)	(14,390)	(55,003)
Construction	(13,088)	(31,107)	(18,487)
Home equity	(1,491)	(2,352)	(3,111)
Commercial non-mortgage	(16,235)	(6,193)	(17,650)
Other Consumer	(294)	(60)	(251)
Total sales and repayments	(102,476)	(80,636)	(120,325)
Total loans sold	(18,121)	(20,722)	(18,347)
Principal repayments	(84,355)	(59,914)	(101,978)
Total reductions	(102,476)	(80,636)	(120,325)
Increase (decrease) in other items, net	970	307	(2,987)
Net increase (decrease)	$5,992	$18,136	$37,096

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

Wolverine Bank’s policies and loan approval limits are established by our Board of Directors. Our Manager of Commercial Underwriting may approve secured commercial loans up to $500,000 and unsecured loans up to $50,000.  Similarly, our Assistant Consumer Underwriter has authority to approve secured consumer loans up to $200,000 and saleable secured residential loans up to the secondary market limit (currently $417,000).  The President and CEO may approve secured loans up to $1.0 million and unsecured loans up to $500,000.  The President and CEO in combination with a Manager of Underwriting may approve secured loans up to $1,500,000 or unsecured loans up to $750,000, and these limits are increased to $2,000,000 (consumer or residential loans), $2,500,000 (commercial loans) and $1,000,000 (unsecured loans) with the addition of a second Manager of Underwriting.   Two or more board members may approve loans up to $3,500,000. All loans in excess of $3,500,000 must be approved by the Board of Directors. There is one other individual with lending authority, but at lower limits than stated above. There are higher limits for each lending authority described above for renewals or extensions.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One-to four-family	$137	$99	$107	$254	$503
Home equity	-	-	-	-	-
Commercial mortgage loans:
Commercial Real Estate	4,872	5,188	1,339	779	2,013
Multifamily	-	-	-	-	-
Land	1,061	1,842	2,700	4,041	4,720
Construction	-	-	3,960	-	-
Commercial non-mortgage	-	-	19	157	278
Other Consumer	-	-	-	-	-
Total non-accrual loans (1)	6,070	7,129	8,125	5,231	7,514

Troubled debt restructurings (not included above):
One-to four-family	-	204	322	333	659
Commercial Real Estate	303	-	-	643	2,257
Land	-	-	439	-	-
Commercial non-mortgage	-	-	94	-	-
Total TDRs	303	204	855	976	2,916

Total non-performing loans	6,373	7,333	8,980	6,207	10,430

Real estate owned:
Residential mortgage loans:
One-to four-family	78	48	118	253	216
Home equity	-	-	-	-	-
Commercial Loans:
Commercial Real Estate	-	-	-	164	390
Land	8	82	217	455	238
Construction	-	-	-	-	-

Total real estate owned	86	130	335	872	844

Total non-performing assets	$6,459	$7,463	$9,325	$7,079	$11,274

Ratios:
Non-performing loans to total loans	1.9%	2.2%	2.9%	2.3%	4.1%
Non-performing assets to total assets	1.5%	1.8%	2.7%	2.4%	4.0%

(1) At December 31, 2016, 2015, 2014, 2013, and 2012, includes $4.4 million, $5.1 million, $5.3 million, $3.7 million, and $4.2 million of troubled debt restructurings, respectively.

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $647,000. We recognized interest income of $35,000 on such loans for the year ended December 31, 2016.

At December 31, 2016, our non-accrual loans totaled $6.1 million. The non-accrual loans consisted primarily of five real estate relationships with principal balances totaling $9.1 million, $5.4 million net of charge-offs. These loans are secured primarily by developed land and commercial real estate properties.

Other than as disclosed in the above tables, there are no other loans at December 31, 2016 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings (TDRs) are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2016, we had $5.2 million of troubled debt restructurings, of which $4.4 million were included as non-accrual loans in the preceding table. At December 31, 2016 our troubled debt restructuring related to 11 loans, nine of which related to commercial real estate. As of December 31, 2016 accruing TDR loans totaled $0.3 million as compared to $0.2 million in December 31, 2015.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2016
Residential mortgage loans:
One-to four-family	2	$94	1	$137	3	$231
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	1	648	2	100	3	748
Multifamily	-	-	-	-	-	-
Land	-	-	2	1,061	2	1,061
Construction	-	-	-	-	-	-
Total mortgage loans	3	742	5	1,298	8	2,040

Commercial non-mortgage	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

Total loans	3	$742	5	$1,298	8	$2,040

At December 31, 2015
Residential mortgage loans:
One-to four-family	3	$152	-	$-	3	$152
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	3	1,011	-	-	3	1,011
Multifamily	-	-	-	-	-	-
Land	-	-	2	1,842	2	1,842
Construction	-	-	-	-	-	-
Total mortgage loans	6	1,163	2	1,842	8	3,005

Commercial non-mortgage	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-

Total loans	6	$1,163	2	$1,842	8	$3,005

At December 31, 2014
Residential mortgage loans:
One-to four-family	1	$152	2	$107	3	$259
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	1	634	3	649	4	1,283
Multifamily	-	-	-	-	-	-
Land	-	-	4	2,700	4	2,700
Construction	-	-	-	-	-	-
Total mortgage loans	2	786	9	3,456	11	4,242

Commercial non-mortgage	-	-	1	19	1	19
Other consumer	-	-	-	-	-	-

Total loans	2	$786	10	$3,475	12	$4,261

At December 31, 2013
Residential mortgage loans:
One-to four-family	-	$-	1	$254	1	$254
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	3	667	1	49	4	716
Multifamily	-	-	1	1,363	1	1,363
Land	-	-	5	4,068	5	4,068
Construction	-	-	-	-	-	-
Total mortgage loans	3	667	8	5,734	11	6,401

Commercial non-mortgage	-	-	-	-	-	-
Other consumer	-	-	1	36	1	36

Total loans	3	$667	9	$5,770	12	$6,437

At December 31, 2012
Residential mortgage loans:
One-to four-family	-	$-	4	$344	4	$344
Home equity	-	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	1	29	3	721	4	750
Multifamily	-	-	-	-	-	-
Land	-	-	7	4,667	7	4,667
Construction	-	-	-	-	-	-
Total mortgage loans	1	29	14	5,732	15	5,761

Commercial non-mortgage	-	-	1	277	1	277
Other consumer	-	-	-	-	-	-

Total loans	1	$29	15	$6,009	16	$6,038

Total loans delinquent 60 or more days decreased $1.0 million to $2.0 million at December 31, 2016 from $3.0 million at December 31, 2015. The decrease in delinquent loans was due primarily to a decrease of $0.8 million in total delinquent land loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At December 31, 2016, we had $86,000 in real estate owned.

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

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We review our asset portfolio on a monthly basis to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) at the dates indicated. At the dates presented we had no assets classified as doubtful.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Classified Assets:
Substandard	7,589	19,591	21,435	20,128	21,380
Total classified assets	$7,589	$19,591	$21,435	$20,128	$21,380

Special mention	5,760	976	2,815	5,889	12,628
Total criticized assets	$13,349	$20,567	$24,250	$26,017	$34,008

Of the $7.6 million of substandard assets at December 31, 2016, $5.6 million were comprised of commercial real estate loans, $1.1 million were land loans, $0.8 million were one-to-four family residential mortgage loans, and $0.1 million were other real estate owned. .

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment. Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for potential impairment.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$10,061	$7,976	$7,597	$6,671	$9,503

Charge-offs:
Residential mortgage loans:
One-to four-family	(67)	(45)	(55)	(210)	(116)
Home equity	-	-	-	-	-
Commercial mortgage loans:
Commercial real estate	(85)	-	-	-	(1,337)
Multifamily	-	-	-	-	(1,241)
Land	-	-	-	-	(2,393)
Construction	-	-	(750)	-	(2)
Commercial non-mortgage	-	-	-	-	(84)
Other consumer	(1)	(1)	(1)	(2)	(4)
Total charge-offs	(153)	(46)	(806)	(212)	(5,177)

Recoveries:
Residential mortgage loans:
One-to four-family	54	33	57	15	27
Home equity	-	-	-	1	16
Commercial mortgage loans:
Commercial real estate	39	1,268	10	100	36
Multifamily	-	-	-	-	55
Land	81	26	93	182	-
Construction	-	-	-	-	-
Commercial non-mortgage	-	-	-	5	-
Other consumer	4	4	5	5	6
Total recoveries	178	1,331	165	308	140

Net (charge-offs) recoveries	25	1,285	(641)	96	(5,037)
Provision for loan losses	(760)	800	1,020	830	2,205

Balance at end of period	$9,326	$10,061	$7,976	$7,597	$6,671

Ratios
Net (charge-offs) recoveries to average loans outstanding	0.01%	0.4%	(2.0)%	0.1%	(2.0)%
Allowance for loan losses to non-performing loans at end of period	146.30%	125.4%	86.0%	122.4%	64.0%
Allowance for loan losses to total loans at end of period	2.91%	3.0%	2.6%	2.8%	2.6%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. We had no unallocated allowance at the dates presented.

	At December 31,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans
One-to four-family	$798	10.5%	$948	12.0%	$881	14.2%
Home equity	49	1.2	108	1.6	100	2.1
Commercial mortgage loans
Commercial real estate	5,422	58.3	4,913	55.5	3,573	49.0
Multifamily	1,084	16.3	1,515	17.7	1,391	19.5
Land	1,142	3.4	1,605	3.8	1,205	3.2
Construction	294	4.0	604	4.5	539	6.9
Commercial non-mortgage	524	6.0	344	4.5	269	4.7
Other consumer	13	0.3	24	0.4	18	0.4
Total allowance	$9,326	100.0%	$10,061	100.0%	$7,976	100.0%

	At December 31,
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans
One-to four-family	$1,354	18.2%	$1,433	21.5%
Home equity	251	2.9	266	4.0
Commercial mortgage loans
Commercial real estate	2,861	46.1	2,663	39.9
Multifamily	1,514	23.0	1,497	22.4
Land	1,145	3.6	312	4.7
Construction	285	3.2	302	4.5
Commercial non-mortgage	157	2.6	166	2.5
Other consumer	30	0.4	32	0.5
Total allowance	$7,597	100.0%	$6,671	100.0%

The allowance for loan losses decreased $0.8 million, or 7.9%, to $9.3 million at December 31, 2016 from $10.1 million at December 31, 2015. The decrease in our allowance for loan losses was due in part to continued economic improvement, stabilized levels of non-performing assets, stabilized delinquencies and reduced specific allocations as a results of improved asset quality as well as improvement in our qualitative and environmental factors.

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

We do not engage in any speculative trading or any transactions in short sales, options, mortgage derivative products or other financial derivative products. In recent years, we have not purchased any mortgage-backed securities. As a federal savings bank, Wolverine Bank is generally not permitted to invest in equity securities, although this general restriction does not apply to Wolverine Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

ASC 320-10, “Investment – Debt and Equity Securities” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio.

Municipal Obligations. At December 31, 2016, we held no municipal obligations. Our policy allows us to purchase municipal securities of credit-worthy issuers. We are not permitted to invest more than 2.0% of our total assets in municipal obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Indianapolis stock and federally insured interest-earning time deposits. All of such securities were classified as held-to-maturity.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Treasury bond	$499	$500	$500	$500	$-	$-

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, checking accounts, money market accounts, certificates of deposit and retirement accounts. At December 31, 2016, we had $21.0 million in brokered deposits, of which $3.1 million was through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we may use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2016, we had a total of $127.2 million in certificates of deposit, of which $75.4 million had remaining maturities of one year or less.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:	(Dollars in thousands)
Savings accounts	$13,334	5.02%	0.09%	$12,985	5.45%	0.10%	$12,828	6.01%	0.11%
Checking accounts	33,562	12.63	0.07%	34,305	14.40	0.07%	33,855	15.87	0.08%
Money market accounts	67,528	25.41	0.40%	74,150	31.14	0.40%	64,593	30.27	0.35%
Certificates of deposit	151,281	56.94	1.15%	116,704	49.01	0.97%	102,082	47.85	0.94%

Total deposits	$265,705	100.00%	0.77%	$238,144	100.00%	0.61%	$213,358	100.00%	0.58%

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest Rate
Less than 2.00%	$119,489	$155,784	$104,795
2.00% to 2.99%	5,277	5,276	1,451
3.00% to 3.99%	573	588	589
4.00% to 4.99%	1,590	1,566	1,724
5.00% to 5.99%	290	571	552

Total	$127,219	$163,785	$109,111

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2016, we had access to additional Federal Home Loan Bank advances of up to $35.9 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of period	$60,000	$47,000	$50,000
Average balance during period	$48,083	$54,083	$51,333
Maximum outstanding at month end	$60,000	$60,000	$52,000
Weighted average interest rate at end of period	3.01%	3.84%	3.97%
Average interest rate during period	3.77%	3.64%	3.81%

In addition to FHLB advances, at December 31, 2016, we had Federal Funds purchased of $27.0 million.

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

SUPERVISION AND REGULATION

General

Wolverine Bank is supervised and examined by the Office of the Comptroller of the Currency and is also subject to examination by the Federal Deposit Insurance Corporation (FDIC). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Wolverine Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the 12 regional banks in the Federal Home Loan Bank System. Wolverine Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Wolverine Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Wolverine Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Wolverine Bank’s loan documents.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such Wolverine Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is primarily responsible for the regulation and supervision of national banks. Pursuant to the Dodd-Frank Act, responsibility for the regulation and supervision of savings and loan holding companies, such as Wolverine Bancorp, Inc., was transferred to the Federal Reserve Board, which supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Wolverine Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

At December 31, 2016 Wolverine Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, we did not have any relationships in excess of 15% of unimpaired capital and surplus.

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

At December 31, 2016, Wolverine Bank met the criteria for being considered “well-capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.56 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Wolverine Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, Wolverine Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Wolverine Bank was in compliance with this requirement.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have policies, procedures and systems designed to ensure compliance with these regulations.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Wolverine Bank had no minimum tax credit carryforward.

Corporate Dividends. We may exclude from our income 100% of dividends received from Wolverine Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Wolverine Bancorp, Inc. and its subsidiaries’ federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Companies headquartered in Michigan, such as Wolverine Bank, are subject to a Michigan capital tax which is an assessment of 0.29% of a company’s consolidated net capital, based on a rolling five-year average. Other applicable state taxes include generally applicable sales, use and real property taxes.

As a Maryland business corporation, Wolverine Bancorp, Inc. is required to file an annual franchise tax return with the State of Maryland.

Personnel

As of December 31, 2016, we had 34 full-time employees and 22 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.wolverinebank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.     Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Wolverine Bancorp, Inc.

ITEM 1B.     Unresolved Staff Comments

None.

ITEM 2.        Properties

We operate from our main office in Midland, Michigan, and from one branch office located in Midland, Michigan, and one branch office located in Frankenmuth. At December 31, 2016, the net book value of our premises, land and equipment was $1.1 million.

At December 31, 2016. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires

Main Office:
5710 Eastman Avenue Midland, Michigan 48640	Owned	1979	n/a

Branch Offices:

Downtown Office: 118 Ashman Street Midland, Michigan 48640	Leased	2005	2020

Frankenmuth Office: 464 N. Main Street Frankenmuth, Michigan 48734	Owned	1978	n/a

ITEM 3.     Legal Proceedings

At December 31, 2016, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “WBKC.” The approximate number of holders of record of Wolverine Bancorp, Inc. common stock as of March 8, 2017 was 600. Certain shares of Wolverine Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Wolverine Bancorp, Inc.’s common stock for the years ended December 31, 2016 and 2015. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

	High	Low	Dividends Declared
Quarter ended December 31, 2016	$32.95	$26.24	$1.60	(1)
Quarter ended September 30, 2016	27.50	25.44
Quarter ended June 30, 2016	27.00	25.50
Quarter ended March 31, 2016	27.41	25.50
Quarter ended December 31, 2015	$27.73	$25.37	$1.00	(2)
Quarter ended September 30, 2015	26.65	25.00
Quarter ended June 30, 2015	26.75	24.50
Quarter ended March 31, 2015	24.45	23.44

(1) On December 12, 2016, the Board of Directors declared an annual cash dividend of $1.60 per share. The dividend was payable to stockholders of record as of December 29, 2016 and was paid on January 11, 2017.

(2) On December 16, 2015, the Board of Directors declared a special cash dividend of $1.00 per share. The dividend was payable to stockholders of record as of December 30, 2015 and was paid on January 8, 2016.

Other than the special dividend declared in December 2015 and the annual dividend declared in December 2016, we did not pay dividends during the periods presented. Dividend payments by Wolverine Bancorp, Inc. are dependent, in large part, on dividends it receives from Wolverine Bank, because Wolverine Bancorp, Inc. has no source of income other than dividends from Wolverine Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Wolverine Bancorp, Inc. and interest payments with respect to Wolverine Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)      Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)      Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2016 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	202,987	$20.76	47,763
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	202,987	$20.76	47,763

(1)	Reflects exercise price of options only.

(d)      Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	19,300	$26.50	19,300	104,095
November 1, 2016 through November 30, 2016	–	$–	–	104,095
December 1, 2016 through December 31, 2016	–	$–	–	104,095

	19,300		19,300

On February 14, 2012, the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 125,375 shares. As of February 8, 2013, all shares had been repurchased. On December 10, 2012 the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 122,954 shares. As of December 31, 2013 all shares had been repurchased. On December 9, 2013, the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 119,167 shares. As of March 26, 2015, all shares had been repurchased. On February 9, 2015, the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 110,664 shares. As of October 12, 2016, all shares had been repurchased. On December 14, 2015, the Registrant’s Board of Directors authorized a stock repurchase program of up to 5% of our issued and outstanding shares, or up to approximately 107,647 shares. As of December 31, 2016, 3,462 shares had been repurchased. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

(e)      Stock Performance Graph. Not Applicable.

ITEM 6.     Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At December 31, 2016, we had total assets of $434.4 million, compared to total assets of $417.8 million at December 31, 2015. During the years ended December 31, 2016 and 2015, we had net income of $4.4 million and $ $3.2 million, respectively.

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

Historically, substantially all of our loans have been collateralized by real estate and at December 31, 2016 and 2015, one-to-four family residential mortgage loans including home equity loans and lines of credit, commercial real estate loans including multifamily loans and land loans and construction loans, comprised 93.7% and 95.2% of our total loan portfolio, respectively.

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

Business Strategy

Our business strategy is to remain a profitable, community-oriented financial institution offering deposit and loan products to retail and business customers in our primary market area. Additionally, we are seeking to expand our presence in new markets. We were established in 1933 and have operated continuously in the Great Lakes Bay Region of Michigan since that date. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We offer a broad range of financial services to consumers and businesses from our three banking offices and one loan centers. Our business strategy includes the following elements:

Growing our loan portfolio by continuing to emphasize the origination of commercial and residential real estate loans, including increasing our loan participations, while maintaining strong asset quality. At December 31, 2016, commercial real estate loans, including multifamily loans and land loans, comprised 78.0% of our total loan portfolio. These loans generally are higher-yielding than one-to-four family residential mortgage loans, and also generally have a shorter term than our one-to-four family residential mortgage loans which helps our interest rate risk management. We intend to continue to make these types of loans a significant part of our total loan portfolio. We currently participate with other community banks that serve as the lead lender in commercial mortgage loans, one-to-four family residential mortgage loans and commercial non-mortgage loans collateralized by properties that are located both within and outside of our primary market area. We intend to increase the amount of our loan participations in an effort to continue to grow our loan portfolio. However, we still apply our prudent underwriting standards to any potential participation loan and this is causing slow growth in our participation loan portfolio.

Maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2016, our ratio of non-performing loans to total loans was 1.9%. At December 31, 2016, our ratio of allowance for loan losses to non-performing loans was 146.3%, and our ratio of allowance for loan losses to total loans was 2.9%.

Reducing our overall cost of funds by emphasizing lower cost core deposits, including low cost public funds from municipalities, townships and non-profit organizations and reducing our borrowings. We offer interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2016, 54.7% of our total deposits consisted of these lower cost core deposits compared to 41.9% and 51.2% of total deposits at December 31, 2015 and 2014, respectively. Additionally, at December 31, 2016 we held approximately $29.5 million of lower-cost checking and money market account funds from cities, townships, counties and nonprofit organizations (which we call “public funds”) due, we believe, to our successful marketing efforts, community ties, and financial stability and strength. We intend to continue emphasizing our core deposits, including public funds, as a source of funds. Additionally, we intend to reduce our borrowings from the FHLB of Indianapolis. With respect to our commercial real estate customers, we encourage commercial banking borrowers to open checking accounts with us at the time they establish a borrowing relationship with us, and we intend to continue this strategy to grow this source of lower cost deposits.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at December 31, 2016 and 2015 and no valuation allowance was necessary.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total assets increased $16.6 million, or 4.0%, to $434.4 million at December 31, 2016 from $417.8 million at December 31, 2015. The increase resulted from an increase of $50.8 million in cash and cash equivalents offset in part by a $39.0 million decrease in interest-earning time deposits.

Cash and cash equivalents increased $50.7 million, or 95.8%, to $103.6 million at December 31, 2016 from $52.9 million at December 31, 2015. The increase in cash and cash equivalents was primarily due to a $13.0 million advance, the maturing of $39.0 million of interest-earning time deposits, and increased Federal funds purchased of $3.0 million.

Mortgage loans held for sale decreased $343,000, or 59.0%, to $238,000 at December 31, 2016 from $581,000 at December 31, 2015 due to fluctuation in mortgage secondary market activities.

Net loans increased $6.0 million, or 1.9%, to $320.6 million at December 31, 2016 from $314.6 million at December 31, 2015 as our commercial real estate loans increased $12.0 million, to $195.9 million at December 31, 2016 from $183.9 million at December 31, 2015 and our commercial non-mortgage loans increased $5.2 million to $20.0 million at December 31, 2016 from $14.8 million at December 31, 2015. One-to-four family residential mortgage loans decreased $4.3 million, to $35.4 million at December 31, 2016 from $39.7 million at December 31, 2015, primarily due to repayments and refinances. Additionally, we do not hold a significant amount of fixed rate one-to-four family residential mortgage loans in our portfolio in the current interest rate environment. Multifamily loans decreased $4.0 to $54.8 million from $58.8 million at December 31, 2015. In addition, home equity loans decreased $1.5 million to $4.0 million from $5.5 million, construction loans decreased $1.3 million to $13.5 million from $14.8 million, and land loans decreased $1.0 million to $11.5 million from $12.5 million.

Securities held to maturity, which consists of one treasury bond at December 31, 2016, decreased to $499,000 at December 31, 2016 from $500,000 at December 31, 2015.

Other assets, consisting primarily of deferred federal taxes, decreased $0.5 million, or 9.6%, to $4.7 million at December 31, 2016, from $5.2 million at December 31, 2015. A decrease to the corporate federal income tax rate may impair the Company’s deferred tax assets (“DTAs”).  At December 31, 2016, the Company’s DTAs were approximately $3.3 million. While a decline in the corporate tax rate may lower the Company’s tax provision expense, it may also significantly impair the value of the Company’s DTAs in the year the rate decrease is enacted.  Such impairment could have a material adverse effect on the Company’s financial condition and results of operations.

Federal Home Loan Bank stock remained constant at $2.7 million from December 31, 2015 to December 31, 2016.

Deposits decreased $1.2 million, or 0.4%, to $280.5 million at December 31, 2016 from $281.7 million at December 31, 2015. Certificates of deposit decreased $36.6 million, or 22.3%, to $127.2 million at December 31, 2016 from $163.8 million at December 31, 2015. Our core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) increased $35.4 million, or 30.1%, to $153.3 million at December 31, 2016 from $117.9 million at December 31, 2015.

Total stockholders’ equity increased $0.5 million, or 0.8%, to $61.0 million at December 31, 2015 from $60.5 million at December 31, 2015 primarily due to net income of $4.4 million less a dividend declared of $3.2 million and repurchases of our common stock totaling $1.5 million.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

We recorded net income of $4.4 million for the year ended December 31, 2016, an increase of $1.2 million as compared to net income of $3.2 million for the year ended December 31, 2015 primarily due to an increase in interest income from loans. Earnings per share, basic and diluted, for the year ended December 31, 2016 were $2.20 and $2.16, respectively.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 7.7%, to $16.8 million for the year ended December 31, 2016 from $15.6 million for the year ended December 31, 2015, and the average balance of interest-earning assets increased to $375.8 million in 2016 from $351.6 million in 2015, and the average yield on interest-earning assets increased 4 basis points to 4.48% during 2015 from 4.44%.

The biggest component increase in average interest-earning assets was in loans, which increased $22.8 million, or 7.6%, to $323.6 million for the year ended December 31, 2016 from $300.8 million for the year ended December 31, 2015. The average yield on loans decreased 3 basis points to 5.08% for the year ended December 31, 2016 from 5.11% for the year ended December 31, 2015. The average interest-earning deposits increased $8.3 million for the year ended December 31, 2016 to $18.0 million from $9.7 million for the year ended December 31, 2015. The average yield on interest-earning deposits increased 29 basis points to 0.82% at December 31, 2016 from 0.53% at December 31, 2015. Other interest-earning assets decreased $7.0 million, or 18.5%, to $30.9 million for the year ended December 31, 2016 from $37.9 million for the year ended December 31, 2015.

Interest income on loans increased $1.0 million, or 6.5%, to $16.4 million for 2016 from $15.4 million for 2015, as the average balance of loans increased to $323.6 million during 2016 from $300.8 million during 2015 and the average yield on net loans of decreased three basis points to 5.08% for the year ended December 31, 2016 from 5.11% for the year ended December 31, 2015. In addition, $0.5 million of this increase was due to one-time, non-recurring prepayment penalties.

Interest and dividend income on investment securities, other interest-earning assets and FHLB of Indianapolis stock, increased $140,000, or 57.4%, to $384,000 for the year ended December 31, 2016 from $244,000 for the year ended December 31, 2015. This includes interest income on interest-earning demand deposits, interest-earning time deposits and held-to-maturity securities. The increased interest income is primarily due an increase of 29 basis points in the average yield on interest bearing deposits from 0.53% for the year ended December 31, 2015 to 0.82% for the year ended December 31, 2016.

Interest Expense. Interest expense increased $432,000, or 12.5%, to $3.9 million for the year ended December 31, 2016 from $3.5 million for the year ended December 31, 2015, as the average rate we paid on these liabilities increased 5 basis point to 1.23% from 1.18%, and the average balance of interest-bearing liabilities increased $24.8 million, or 8.5%, to $317.0 million for 2016 from $292.2 million for 2015. Certificate of deposits had the largest increase in interest expense incurred of approximately $611,000 or 53.9%, to $1.7 million for the year ended December 31, 2016 from $1.1 million for the year ended December 31, 2015, as average balances increased by $34.6 million. The weighted average rate for certificate of deposits increased 18 basis points to 1.15% for 2016 from 0.97% for 2015.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, decreased $7.0 million, or 5.8%, to $114.4 million for the year ended December 31, 2016 from $121.4 million for the year ended December 31, 2015 and the interest on core deposits decreased $28,000 to $290,000 for 2016 from $318,000 for 2015. The cost of these funds decreased 1 basis point to 0.25% for the year ended December 31, 2016, from 0.26% for the year ended December 31, 2015.

Net Interest Income. Net interest income increased $771,000, or 6.3%, to $12.9 million for the year ended December 31, 2016 from $12.2 million for the year ended December 31, 2015, as our net average interest-earning assets increased to $59.8 million from $59.4 million, our net interest rate spread decreased 2 basis points to 3.25% from 3.27%, and our net interest margin decreased 1 basis point to 3.38% from 3.39%. The decrease in our net interest rate spread and margin is due to an increase in the cost of interest-bearing deposits. In addition, we received $500,000 in loan interest income related to one-time, non-recurring prepayment penalties.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a negative provision for loan losses of $760,000 for the year ended December 31, 2016 as compared to a provision for loan losses of $800,000 for the year ended December 31, 2015. The factors used to evaluate the adequacy of the allowance and provision for loan losses of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. The allowance for loan losses to total loans receivable decreased to 2.9% at December 31, 2016 from 3.0% at December 31, 2015. The decrease in our allowance for loan losses was due in part to a decrease of $430,000 in specific allocations related to commercial real estate loans and the continued economic improvement, stabilization of non-performing assets, and stabilized delinquencies.

The allowance for loan losses as a percentage of non-performing loans increased to 146.3% at December 31, 2016 from 125.4% at December 31, 2015, while our non-performing loans decreased by $534,000 from December 31, 2015 to December 31, 2016 due to decreased non-accrual loans and TDRs. To the best of our knowledge, we have provided for all losses that are both incurred and reasonable to estimate at December 31, 2016 and 2015.

Noninterest Income. Noninterest income decreased $166,000, or 13.6%, to $1.1 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015. The decrease was due primarily to a decrease of $191,000 in gains on the sale of a loans, an $86,000 decrease in other income, and a $37,000 decrease in services charges and fees. This was offset in part by a $148,000 increase in gains on sale of other real estate owned.

Noninterest Expense. Noninterest expense increased $138,000 to $8.0 million for the year ended December 31, 2016 from $7.9 million for the year ended December 31, 2015. There was an increase of $412,000 in salaries and benefits as a result of increased profit sharing and an $186,000 increase in professional and service fees, primarily due to an increase in accounting and audit expenses of $90,000 and an $85,000 increase in general legal expense. This was offset in part by a $396,000 decrease in loan legal expenses from $322,000 at December 31, 2015 to a reimbursement of $74,000 at December 31, 2016, due primarily to recoveries of legal expenses previously incurred.

Income Tax Expense. We recorded a $2.4 million income tax expense for the year ended December 31, 2016 compared to a $1.5 million income tax expense for 2015, reflecting income of $6.8 million before income tax expense during 2016 versus income of $4.7 million before income tax expense during 2015. Our effective tax rate was 35.6% for 2016 compared to an effective tax rate of 32.6% for 2015.

Asset Quality

Other real estate owned totaled $86,000, or 0.02% of total assets, at December 31, 2016 as compared to $130,000, or 0.3% of total assets, at December 31, 2015. The largest relationship as of December 31, 2015 was $78,000 or 90.7% of other real estate owned, which consisted of 1-4 family property.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $6.5 million, or 1.5% of total assets, at December 31, 2016 as compared to $7.5 million, or 1.8% of total assets, at December 31, 2015.

The largest substandard relationship as of December 31, 2016 had a total balance of $3.0 million. Of the $7.6 million loans rated substandard, approximately $2.1 million are performing.

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

				For the Years Ended December 31,
		2016			2015			2014
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
				(Dollars in thousands)
Interest-earning assets:
Total loans	$323,625	$16,435	5.08%	$300,758	$15,372	5.11%	$285,465	$14,409	5.05%
Securities:
U.S. Government and agency securities	498	3	0.60	500	1	0.19	25	1	4.73
FHLB Stock	2,700	119	4.41	2,700	127	4.68	3,183	136	4.28
Interest bearing deposits	18,021	148	0.82	9,726	51	0.53	0	0	0.00
Other	30,938	114	0.37	37,904	65	0.17	32,297	61	0.19
Total interest-earning assets	375,782	16,819	4.48	351,588	15,616	4.44	320,970	14,607	4.55
Non-interest-earning assets	7,307	-		7,519	-		7,777	-
Total assets	$383,089	$16,819		$359,107	$15,616		$328,747	$14,607

Interest-bearing liabilities:
Regular savings accounts	$13,334	12	0.09	$12,985	13	0.10	$12,828	14	0.11
Checking accounts	33,562	8	0.02	34,305	10	0.03	33,855	13	0.04
Money market accounts	67,528	270	0.40	74,150	295	0.40	64,593	230	0.36
Certificates of deposit	151,281	1,743	1.15	116,704	1,133	0.97	102,082	849	0.83
Total interest-bearing deposits	265,705	2,033		238,144	1,451		213,358	1,106
Federal Home Loan Bank advances	48,083	1,850	3.85	54,083	2,000	3.70	51,333	2,038	3.97
Federal funds purchased	3,167	12	0.39	2,000	-		-	-
Total interest-bearing liabilities	316,955	3,896	1.23	294,227	3,451	1.17	264,691	3,144	1.19
Non-interest-bearing liabilities	3,937	-		3,225	-		2,975	-
Total liabilities	320,892	3,896		297,452	3,451		267,666	3,144
Equity	62,197	-		61,654	-		61,081	-
Total liabilities and equity	$383,089	$3,883		$359,107	$3,451		$328,747	$3,144
		.
Net interest income		$12,936			$12,165			$11,463
Net interest rate spread (1)			3.25%			3.27%			3.36%
Net interest-earning assets (2)	$58,827			$57,360			$56,279
Net interest margin (3)			3.38%			3.39%			3.49%
Average interest-earning assets to interest-bearing liabilities			118.56%			119.50%			121.26%

__________________________
(1)	Net interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest earning assets represents total interest earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

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

	Years Ended December 31, 2016 vs. 2015			Years Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(In thousands)
Interest earning assets:
Loans	$1,162	$(99)	$1,063	$780	$184	$964
Held to maturity securities	-	2	2	2	(2)	-
Other	(212)	350	138	74	(29)	45
Total interest earning assets	950	253	1,203	856	153	1,009

Interest bearing liabilities:
Regular savings accounts	-	(1)	(1)	-	(1)	(1)
Checking accounts	-	(2)	(2)	-	(3)	(3)
Money market accounts	(26)	1	(25)	36	28	64
Certificates of deposit	374	237	611	132	153	285
Total interest-bearing deposits	348	235	583	168	177	345
Federal Home Loan Bank advances	(228)	65	(163)	106	(144)	(38)
Federal funds purchased	-	12	12	-	-	-
Total interest-bearing liabilities	120	312	432	274	33	307

Change in net interest income	$830	$(59)	$771	$582	$120	$702

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

The table below sets forth, as of December 31, 2016, the calculation of the estimated changes in our economic value of equity that would result from the designated immediate changes in the yield curve.

At December 31, 2016
				EVE as a Percentage of Present Value of Assets (3)
Change in		Estimated (Decrease) in EVE			Increase
Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)

+300	$60,970	$467	0.77%	14.40%	13
+200	60,929	426	0.70%	14.27%	16
+100	60,716	213	0.35%	14.11%	16
0	60,503	–	–	13.95%	–
-100	60,633	130	0.21%	13.86%	(9)

_________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 0.70% increase in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience a 0.21% increase in our economic value of equity.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, retail CDs and money markets with larger customers (i.e. municipalities, colleges and universities, nonprofits, medium businesses, etc.), and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the year ended December 31, 2016, our liquidity ratio averaged 17.6% of our total assets. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $103.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At December 31, 2016, we had $6.1 million in loan commitments outstanding plus $6.3 million in unused lines of credit to borrowers and $0.1 million in standby letters of credit. Depending on market conditions, we may be required to pay higher rates on certificates of deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017 in order to retain the deposits.  Moreover, it is our intention as we continue to grow our commercial real estate loan portfolio, to emphasize lower cost deposit relationships with these commercial customers and thereby replace higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2016 and 2015, we originated $105.4 million and $97.3 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $1.2 million for the year ended December 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Indianapolis, which provides an additional source of funds. Federal Home Loan Bank advances were $60.0 million at December 31, 2016 and $47.0 million December 31, 2015. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2016, we had the ability to borrow up to an additional $35.9 million from the Federal Home Loan Bank of Indianapolis and had Federal Funds purchase limits of $27.0 million with four correspondent banks, of which we had $27.0 million in Federal Funds purchased as of December 31, 2016.

Wolverine Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Wolverine Bank exceeded all regulatory capital requirements. Wolverine Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 9 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

ITEM 8.        Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

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

 PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2016 and 2015;

(C)	Consolidated Statements of Income for the years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*
3.2	Bylaws of Wolverine Bancorp, Inc.*
4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*
10.1	Employment Agreement of David H. Dunn**
10.2	Employment Agreement of Rick A. Rosinski**
10.3	2002 Long Term Incentive Plan, as amended*
10.4	2006 Long Term Incentive Plan, as amended for Dunn*
10.5	2006 Long Term Incentive Plan, as amended for Rosinski*
10.6	2012 Equity Incentive Plan***
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______	___________________
*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed September 16, 2010.
**	Incorporated by reference to the current Report on Form 8-K (file no. 001-35034) filed on July 8, 2011.
***	Incorporated by reference to the Proxy Statement filed on April 14, 2016.

 ITEM 16.     Form 10-K Summary

None.

Wolverine Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements

December 31, 2016 and 2015

Wolverine Bancorp, Inc.

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Wolverine Bancorp, Inc.
Midland, Michigan

We have audited the accompanying consolidated balance sheets of Wolverine Bancorp, Inc. (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Bancorp, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 30, 2017

Wolverine Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets

Cash and due from banks	$318	$334
Interest-earning demand deposits	103,316	52,531
Cash and cash equivalents	103,634	52,865
Interest-earning time deposits	-	39,021
Investment securities held to maturity	499	500
Loans held for sale	238	581
Loans, net of allowance for loan losses of $9,326 and $10,061	320,606	314,613
Premises and equipment, net	1,127	1,285
Federal Home Loan Bank stock	2,700	2,700
Other real estate owned	86	130
Accrued interest receivable	846	967
Other assets	4,699	5,151
Total assets	$434,435	$417,813

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$280,548	$281,701
Federal Home Loan Bank advances	60,000	47,000
Federal funds purchased	27,000	24,000
Interest payable and other liabilities	5,913	4,632
Total liabilities	373,461	357,333

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share:
Authorized – 100,000,000 shares Issued and outstanding – 2,106,153 and 2,158,034 at December 31, 2016 and December 31, 2015	21	22
Unearned employee stock ownership plan (ESOP)	(1,215)	(1,410)
Additional paid-in capital	15,577	16,401
Retained earnings	46,591	45,467
Total stockholders’ equity	60,974	60,480
Total liabilities and stockholders’ equity	$434,435	$417,813

Wolverine Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

	2016	2015

Interest and Dividend Income
Loans	$16,435	$15,372
Investment securities and other	384	244
Total interest and dividend income	16,819	15,616

Interest Expense
Deposits	2,033	1,451
Borrowings	1,850	2,000
Total interest expense	3,883	3,451

Net Interest Income	12,936	12,165

Provision (Credit) for Loan Losses	(760)	800

Net Interest Income After Provision for Loan Losses	13,696	11,365

Noninterest Income
Service charges and fees	260	297
Net gain on loan sales	469	660
Net gain (loss) on sale of real estate owned	32	(116)
Other	296	382
Total noninterest income	1,057	1,223

Noninterest Expense
Salaries and employee benefits	4,953	4,541
Net occupancy and equipment expense	818	811
Information technology expense	240	236
Federal deposit insurance corporation premiums	214	217
Professional and services fees	584	398
Other real estate owned expense	25	50
Loan legal expense (recovery)	(74)	322
Advertising expense	126	144
Michigan business tax	195	186
Other	915	953
Total noninterest expense	7,996	7,858

Income Before Income Tax	6,757	4,730

Provision for Income Taxes	2,404	1,544

Net Income and Comprehensive Income	$4,353	$3,186

Earnings Per Share:
Basic	$2.20	$1.57
Diluted	$2.16	$1.55

Wolverine Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2015	$23	$18,640	$(1,564)	$44,439	$61,538
Net Income	-	-	-	3,186	3,186
Purchase of 112,814 shares of common stock	(1)	(2,795)	-	-	(2,796)
Share based compensation expense	-	319	-	-	319
ESOP shares earned	-	237	154	-	391
Dividends ($1.00 per share)	-	-	-	(2,158)	(2,158)
Balances at December 31, 2015	22	16,401	(1,410)	45,467	60,480
Net Income	-	-	-	4,353	4,353
Purchase of 57,557 shares of common stock	(1)	(1,517)	-	-	(1,518)
Exercised options	-	26	-	-	26
Share based compensation expense	-	334	-	-	334
ESOP shares earned	-	333	195	-	528
Dividends ($1.60 per share)	-	-	-	(3,229)	(3,229)
Balances at December 31, 2016	$21	$15,577	$(1,215)	$46,591	$60,974

Wolverine Bancorp, Inc.

Consolidated Statements of Cash Flows
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

	2016	2015
Operating Activities
Net income	$4,353	$3,186
Items not requiring (providing) cash
Depreciation	223	232
Provision (credit) for loan losses	(760)	800
(Gain) loss on other real estate owned	(32)	116
Loans originated for sale	(17,309)	(20,073)
Deferred income taxes	348	(215)
Proceeds from loans sold	18,121	20,722
Net gain on sale of loans	(469)	(660)
Share based compensation	334	319
Earned ESOP shares	528	391
Changes in
Interest receivable and other assets	225	249
Interest payable and other liabilities	210	429
Net cash provided by operating activities	5,772	5,496

Investing Activities
Net change in interest-earning time deposits	39,021	(39,021)
Purchase of held to maturity securities	(499)	(500)
Proceeds from calls, maturities and pay-downs of held to maturity securities	500	-
Net change in loans	(5,425)	(19,111)
Proceeds from sale of real estate owned	268	272
Purchase of FHLB stock	-	(200)
Purchase of premises and equipment	(65)	(133)
Net cash provided by (used in) investing activities	33,800	(58,693)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	35,413	3,499
Net change in certificates of deposit	(36,566)	54,673
Repayment of Federal Home Loan Bank advances	-	(13,000)
Proceeds from Federal Home Loan Bank advances	13,000	10,000
Net change in Fed funds purchased	3,000	24,000
Proceeds from stock options exercised	26	-
Purchase of common stock	(1,518)	(2,796)
Dividends paid	(2,158)	-
Net cash provided by financing activities	11,197	76,376

Change in Cash and Cash Equivalents	50,769	23,179

Cash and Cash Equivalents, Beginning of Period	52,865	29,686

Cash and Cash Equivalents, End of Period	$103,634	$52,865

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,937	$3,375
Income taxes paid	1,981	1,847
Loans transferred to real estate owned	192	176
Dividends declared, not paid	2,305	2,158

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Recently Issued Accounting Standards

FASB Accounting Standards Updates No. 2017-04, Intangibles – Goodwill and Other (Topic 350)

The FASB has issued Accounting Standards Update (ASU) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.

The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

FASB Accounting Standards Updates No. 2017-01, Business Combinations (Topic 805)

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. In November 2016, the FASB issued ASU No. 2016-18, which gave clarification on how restricted cash was to be presented in the cash flow statement.

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

FASB ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

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

For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will be evaluating the impact of adopting this ASU and has not determined the anticipated impact on the consolidated financial statements.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718)

The FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The ASU is intended to improve the accounting for employee shared-base payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The amendments in this update became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

FASB ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

The FASB has issued Accounting Standards Update (ASU) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations and Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

FASB ASU No. 2016-02 – Leases (Topic 842)

The FASB has issued Accounting Standards Update (ASU) No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

We are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2016 was $459.

At December 31, 2016, the Company’s cash accounts exceeded federally insured limits by approximately $391. Additionally, the Company had approximately $1,733 and $98,665 on deposit with the Federal Home Loan Bank of Indianapolis and Federal Reserve Bank of Chicago, as of December 31, 2016, which are not federally insured.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2016
Treasury bond	$499	$1	$–	$500

December 31, 2015
Treasury bond	$500	$–	$–	$500

The treasury bond held at December 31, 2016 matured on January 5th, 2017.

There were no sales of securities during 2016 or 2015.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Note 4:     Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2016	December 31, 2015
Real Estate
One-to four-family	$35,389	$39,719
Home equity	4,031	5,459
Commercial mortgage loans
Commercial real estate	195,924	183,934
Multifamily	54,827	58,804
Land	11,547	12,543
Construction	13,475	14,785
Commercial non-mortgage	20,047	14,826
Consumer	1,074	1,221
Total loans	336,314	331,291

Less
Net deferred loan costs, premiums and discounts	563	567
Undisbursed portion of loan	5,819	6,050
Allowance for loan losses	9,326	10,061

Net Loans	$320,606	$314,613

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016 and 2015:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of December 31, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision charged to expense	(137)	(59)	555	(431)	(544)	(310)	180	(14)	(760)
Losses charged off	(67)	-	(85)	-	-	-	-	(1)	(153)
Recoveries	54	-	39	-	81	-	-	4	178
Balance, end of period	$798	$49	$5,422	$1,084	$1,142	$294	$524	$13	$9,326
Ending Balance: individually evaluated for impairment	$-	$-	$235	$-	$550	$-	$-	$-	$785
Ending balance: collectively evaluated for impairment	$798	$49	$5,187	$1,084	$592	$294	$524	$13	$8,541
Loans:
Ending Balance	$35,389	$4,031	$195,924	$54,827	$11,547	$13,475	$20,047	$1,074	$336,314

Ending Balance: individually evaluated for impairment	$1,500	$-	$8,103	$6,311	$1,061	$-	$-	$-	$16,975
Ending balance: collectively evaluated for impairment	$33,889	$4,031	$187,821	$48,516	$10,486	$13,475	$20,047	$1,074	$319,339

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of December 31, 2015
Allowance for loan losses:
Balance, beginning of period	$881	$100	$3,573	$1,391	$1,205	$539	$269	$18	$7,976
Provision (credit) charged to expense	79	8	72	124	374	65	75	3	800
Losses charged off	(45)	-	-	-	-	-	-	(1)	(46)
Recoveries	33	-	1,268	-	26	-	-	4	1,331
Balance, end of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Ending Balance: individually evaluated for impairment	$-	$-	$200	$100	$850	$-	$-	$-	$1,150
Ending balance: collectively evaluated for impairment	$948	$108	$4,713	$1,415	$755	$604	$344	$24	$8,911
Loans:
Ending Balance	$39,719	$5,459	$183,934	$58,804	$12,543	$14,785	$14,826	$1,221	$331,291
Ending Balance: individually evaluated for impairment	$1,504	$-	$12,280	$7,877	$1,883	$-	$295	$-	$23,839
Ending balance: collectively evaluated for impairment	$38,215	$5,459	$171,654	$50,927	$10,660	$14,785	$14,531	$1,221	$307,452

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of December 31, 2016 and 2015:

	1-4 Family		Home Equity		Commercial Real Estate		Multifamily
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$33,787	$36,941	$4,031	$5,459	$173,375	$150,122	$48,241	$46,230
Pass (Closely Monitored)	490	1,437	-	-	14,349	21,156	6,586	8,142
Special Mention	241	225	-	-	2,630	751	-	-
Substandard	871	1,116	-	-	5,570	11,905	-	4,432
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$35,389	$39,719	$4,031	$5,459	$195,924	$183,934	$54,827	$58,804

	Land		Construction		Commercial Non-Mortgage		Consumer		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$9,631	$9,462	$13,475	$14,785	$16,500	$9,626	$1,074	$1,221	$300,114	$273,846
Pass (Closely Monitored)	855	1,239	-	-	658	4,904	-	-	22,938	36,878
Special Mention	-	-	-	-	2,889	-	-	-	5,760	976
Substandard	1,061	1,842	-	-	-	296	-	-	7,502	19,591
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
	$11,547	$12,543	$13,475	$14,785	$20,047	$14,826	$1,074	$1,221	$336,314	$331,291

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

The following table is a summary of our past due and non-accrual loans as of December 31, 2016 and 2015:

As of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$165	$94	$137	$396	$34,993	$35,389	$-	$137
Home Equity	-	-	-	-	4,031	4,031	-	-
Commercial Real Estate	-	648	100	748	195,176	195,924	-	4,872
Multifamily	-	-	-	-	54,827	54,827	-	-
Land	-	-	1,061	1,061	10,486	11,547	-	1,061
Construction	-	-	-	-	13,475	13,475	-	-
Commercial Non-Mortgage	-	-	-	-	20,047	20,047	-	-
Consumer	-	-	-	-	1,074	1,074	-	-
Total	$165	$742	$1,298	$2,205	$334,109	$336,314	$-	$6,070

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$151	$152	$-	$303	$39,416	$39,719	$-	$99
Home Equity	-	-	-	-	5,459	5,459	-	-
Commercial Real Estate	6	1,011	-	1,017	182,917	183,934	-	5,188
Multifamily	1,291	-	-	1,291	57,513	58,804	-	-
Land	-	-	1,842	1,842	10,701	12,543	-	1,842
Construction	-	-	-	-	14,785	14,785	-	-
Commercial Non-Mortgage	-	-	-	-	14,826	14,826	-	-
Consumer	-	-	-	-	1,221	1,221	-	-
Total	$1,448	$1,163	$1,842	$4,453	$326,838	$331,291	$-	$7,129

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

The following table present impaired loans for the year ended December 31, 2016:

		Unpaid
	Recorded	Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,500	$1,620	$-	$1,311	$70
Home Equity	-	-	-	-	-
Commercial real estate	7,494	9,669	-	8,296	426
Multi Family	6,311	7,125	-	6,884	402
Land	-	-	-	24	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-
Commercial real estate	609	695	235	385	41
Multi Family	-	-	-	-	-
Land	1,061	3,158	550	1,832	123
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,500	$1,620	$-	$1,311	$70
Home Equity	-	-	-	-	-
Commercial real estate	8,103	10,364	235	8,681	467
Multi Family	6,311	7,125	-	6,884	402
Land	1,061	3,158	550	1,856	123
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$16,975	$22,267	$785	$18,733	$1,062

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Loans to related parties totaled $8,083 and $7,248 at December 31, 2016 and 2015, respectively. The increase was due to $3,148 in new loans and refinances and $2,313 in payoffs and repayments.

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

The following tables summarize the loans that have been restructured as TDRs during the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended
	December 31, 2016
	Count	Balance prior to TDR	Balance after TDR
	(Amounts in Thousands, except per share data)
Commercial real estate	2	$826	$826
Total	2	$826	$826

	Twelve Months Ended
	December 31, 2015
	Count	Balance prior to TDR	Balance after TDR
	(Amounts in Thousands, except per share data)
Commercial real estate	3	$817	$817
Total	3	$817	$817

The TDRs described above for the twelve months ended December 31, 2016 did not have a material impact on the allowance for loan losses or a material charge-off.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

A default on a TDR occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned. The Company did not have any TDR loans default during the past 12 months. The Company had no TDR loans that defaulted in 2016.

The following tables summarize the loans that have been restructured as TDRs based on the type of modification or concession granted to the borrower during the twelve months ending December 31, 2016 and 2015:

As of December 31, 2016	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
Commercial Real Estate	2	826	-	-	-	-	826
Total	2	$826	-	$-	-	$-	$826

As of December 31, 2015	Payment Extension		Rate Reduction		Combination		Totals
	Number	Amount	Number	Amount	Number	Amount
Commercial Real Estate	-	-	-	-	3	817	817
Total	-	$-	-	$-	3	$817	$817

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. During the year ended December 31, 2016 and 2015, management predominantly utilized rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

Note 5:     Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2016	2015
Land	$514	$514
Buildings and improvements	3,156	3,146
Furniture, fixtures, and equipment	3,021	3,308
	6,691	6,968
Less accumulated depreciation	(5,564)	(5,683)
Net premises and equipment	$1,127	$1,285

Note 6:     Deposits

Deposits at year-end are summarized as follows:

	2016	2015
Savings accounts	$13,923	$13,626
Checking accounts	34,608	33,934
Money market accounts	104,798	70,356
Certificates of deposit	127,219	163,785
Total Deposits	$280,548	$281,701

Brokered certificates of deposit totaled $20,955 and $43,612 at December 31, 2016 and 2015.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

At December 31, 2016, scheduled maturities of certificates of deposit are as follows:

2017	75,405
2018	23,134
2019	17,749
2020	10,143
2021	676
Thereafter	112
Total	127,219

Time deposits of $250 or more were $33,402 and $39,061 at December 31, 2016 and 2015.

Note 7:     Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $60,000 and $47,000 at December 31, 2016 and 2015. At December 31, 2016, the advances are at fixed rates and bear interest at rates ranging from 0.90% to 5.25% and are secured by loans under a blanket collateral agreement as well as specific deposits at the Federal Home Loan Bank totaling $148,999. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of our Federal Home Loan Bank advances at December 31, 2016, are:

2017	$23,000,000
2018	5,000,000
2019	-
2020	10,000,000
2021	-
Thereafter	22,000,000
Total	$60,000,000

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Note 8:     Income Taxes

The provision for income taxes includes these components:

	2016	2015
Taxes currently payable	$2,056	$1,759
Deferred income taxes	348	(215)
Income tax expense	$2,404	$1,544

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2016	2015
Computed at the statutory rate (34%)	$2,297	$1,608
Increase (decrease) resulting from Tax exempt interest	(49)	(49)
Other	(156)	(15)
Actual tax expense	$2,404	$1,544

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2016	2015
Deferred tax asset
Allowance for loan losses	$2,725	$2,984
Depreciation	142	134
Deferred loan fees	195	195
Deferred compensation	186	197
Real estate owned	3	27
Other	-	62
	3,251	3,599
Deferred tax liabilities
FHLB stock dividends	31	31
Net deferred tax asset	$3,220	$3,568

Retained earnings at December 31, 2016 include approximately $2,019 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $686 at December 31, 2016.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

8.0% Total capital to risk-weighted assets

4.0% Minimum leverage ratio

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2016 and 2015, that we meet all capital adequacy requirements to which we are subject including the capital conservation buffer.

Our actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total risk-based capital (to risk-weighted assets)	63,829	22.02%	23,188	8.0%	28,985	10.0%
Tier I capital (to risk-weighted assets)	60,131	20.75	17,391	6.0	23,188	8.0
Common equity tier 1 capital (to risk-weighted assets)	60,131	20.75	16,650	4.5	24,050	6.5
Tier I capital (to adjusted total assets)	60,131	16.25	14,800	4.0	18,500	5.0

As of December 31, 2015
Total risk-based capital (to risk-weighted assets)	61,810	20.7%	23,848	8.0%	29,810	10.0%
Tier I capital (to risk-weighted assets)	57,990	19.45	17,886	6.0	23,848	8.0
Common equity tier 1 capital (to risk-weighted assets)	57,990	19.45	16,172	4.5	23,360	6.5
Tier I capital (to adjusted total assets)	57,990	16.14	14,375	4.0	17,969	5.0

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Dividend Restriction

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2016 the bank may not make a dividend declaration without prior regulatory approval.

Note 10:     Employee Benefits

We have a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation with us matching 100% of the employee’s contribution on the first 3% of the employee’s compensation and 50% of the employee’s contributions that exceed 3% but does not exceed 5%.  Additionally, we can make discretionary contributions to our 401 (k) plan. Employer contributions charged to expense for the years ended 2016 and 2015 were $83 and $75 respectively.

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

ESOP expense for the years ended December 31, 2016 and 2015 was $555 and $391, respectively.

The ESOP shares as of December 31 were as follows:

	2016	2015

Allocated shares	73,220	55,665
Unearned shares	121,755	141,255

Total ESOP shares	194,975	196,920

Fair value of unearned shares at December 31	$3,847	$3,763

We are obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At December 31, 2016 and 2015, the fair value of the 73,220 and 55,665 allocated shares held by the ESOP was $2,314 and $1,483.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Collateral-dependent Impaired loans	$885	$–	$–	$885

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range
December 31, 2016
Collateral-dependent Impaired loans	$885	Market comparable properties	Marketability discount	3%	-	13%	(6%)

There were no collateral-dependent impaired loans in the year ended December 31, 2015.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016.

		Fair Value Measurements Using
As of December 31, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$103,634	$103,634	$-	$-
Held to maturity securities	499	-	500	-
Loans held for sale	238	-	239	-
Loans, net of allowance for loan losses	320,606	-	-	323,601
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	846	-	846	-

Financial liabilities
Deposits	$280,548	$153,290	$-	$128,655
Federal Home Loan Bank advances	60,000	-	59,187	-
Federal funds purchased	27,000	-	27,000	-
Interest payable	249	-	249	-

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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
December 31, 2016 and 2015

(Amounts in Thousands, except per share data)

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

At year-end, these financial instruments are summarized as follows:

	2016	2015
Commitments to extend credit	$6,111	$7,133
Unused portions of lines of credit	6,268	6,778
Standby letters of credit	787	990

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Note 13:     Earnings Per Share (In thousands except per share amounts)

Years ended December 31	2016	2015
Net Income	$4,353	$3,186
Dividends and undistributed earnings allocated to participating securities	(47)	(50)
Income attributable to common shareholders	4,306	3,136

Weighted average shares outstanding (in thousands)	2,132	2,200
Less: average unearned ESOP and unvested restricted stock	(171)	(203)
Average Shares	1,961	1,997
Effect of dilutive based awards	32	25
Average common and common-equivalent shares for diluted EPS (in thousands)	1,993	2,022

Basic EPS	$2.20	$1.57
Diluted EPS	$2.16	$1.55

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan are authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total share-based compensation expense pursuant to the Plan for the years ended December 31, 2016 and 2015 was $334 and $319, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	128,949	$17.91	7	$1,123
Granted	60,000	26.66	10	--
Exercised	(1,503)	17.30	--	--
Forfeited	(3,888)	19.58	--	--
Expired	(1,973)	18.42	--	--
Options outstanding at December 31, 2016	181,585	$20.76	7	$1,956
Exercisable at December 31, 2016	92,748	$17.44	6	$1,305

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

The fair value of the Company’s stock options granted on September 9, 2016 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	17.80%
Risk-free interest rate	1.59%
Expected dividend yield	5.00%
Expected life (in years)	7.50
Exercise price for the stock options	$26.75
Grant date fair value	$1.91

The fair value of the Company’s stock options granted on December 15, 2016 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	18.10%
Risk-free interest rate	2.51%
Expected dividend yield	5.00%
Expected life (in years)	7.50
Exercise price for the stock options	$26.03
Grant date fair value	$2.58

Expected volatility — Based on the historical volatility of share price.

Risk-free interest rate — Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividend yield — The Company currently has a Cash Dividend Policy whereby the Company expects to pay a cash dividend to shareholders on an annual basis. The expected dividend yield was estimated for the portion of the life of the options that the Company expects to pay a dividend.

Expected life — Based on an average of the five year vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options — Based on the closing price of the Company’s stock on the date of grant.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

As of December 31, 2016, the Bank had $179 of unrecognized compensation expense related to stock options. The cost is expected to be recognized over a weighted-average period of 8.96 years. The total fair value of options vested in the year ended December 31, 2016 was $768. Stock option expense for the years ended December 31, 2016 and 2015 was $62 and $62, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	36,534	$19.16
Granted	7,500	28.61
Vested	(14,745)	18.14
Forfeited	(2,717)	19.02
Non-vested at December 31, 2016	26,572	22.38

As of December 31, 2016, the Company had $505 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the years ended December 31, 2016 and 2015 were $272 and $257, respectively.

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Note 15:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,	December 31,
Assets	2016	2015
Cash and cash equivalents	$3,190	$2,386
Investment in subsidiary	61,127	60,073
Other assets	205	199
Total assets	$64,522	$62,658

Liabilities - Other	$3,548	$2,178

Stockholders' Equity	60,974	60,480
Total liabilities and stockholders' equity	$64,522	$62,658

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Condensed Statements of Income and Comprehensive Income

	December 31,	December 31,
	2016	2015
Income - Dividends from subsidiary	$4,500	$4,500
Expense	344	260
Income Before Income Tax and Equity in Undistributed Income (Distribution in Excess of Income) of Subsidiaries	4,156	4,240
Income Tax Benefit	5	73
Income (Loss) Before Equity in Undistributed Income (Distribution in Excess of Income) of Subsidiaries	4,161	4,313
Equity in Undistributed Income (Distribution in Excess of Income) of Subsidiaries	192	(1,127)
Net Income and Comprehensive Income	$4,353	$3,186

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Condensed Statements of Cash Flows

	December 31,	December 31,
	2015	2015
Operating Activities
Net income	$4,353	$3,186
Items not requiring (providing) cash:
(Equity in undistributed income) distributions in excess of income of subsidiaries	(192)	1,127
Change in other assets	(6)	(74)
Change in other liabilities	299	(47)
Net cash provided by operating activities	4,454	4,192
Financing Activities
Purchase of common stock	(1,518)	(2,796)
Dividends paid	(2,158)	-
Proceeds from stock options exercised	26	-
Net cash used in financing activities	(3,650)	(2,796)
Net Change in Cash and Cash Equivalents	804	1,396
Cash and Cash Equivalents, Beginning of Period	2,386	990
Cash and Cash Equivalents, End of Period	$3,190	$2,386

Supplemental Disclosures of Cash Flows Information

Dividends Declared, not paid	$3,229	$2,158

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: March 31, 2017	By:	/s/ David H. Dunn
David H. Dunn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David H. Dunn	President, Chief Executive Officer and Director (Principal Executive	March 31, 2017
David H. Dunn	Officer)

/s/ Rick A. Rosinski	Chief Operating Officer and Treasurer (Principal Financial and	March 31, 2017
Rick A. Rosinski	Accounting Officer)

/s/ Richard M. Reynolds	Chairman of the Board	March 31, 2017
Richard M. Reynolds

/s/ Roberta N. Arnold	Director	March 31, 2017
Roberta N. Arnold

/s/ Eric P. Blackhurst	Director	March 31, 2017
Eric P. Blackhurst

/s/ James W. Fisher	Director	March 31, 2017
James W. Fisher

/s/ J. Donald Sheets	Director	March 31, 2017
J. Donald Sheets

/s/ Howard I. Ungerleider	Director	March 31, 2017
Howard I. Ungerleider

/s/ Joseph M. VanderKelen	Director	March 31, 2017
Joseph M. VanderKelen

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*
3.2	Bylaws of Wolverine Bancorp, Inc.*
4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*
10.1	Amended and Restated Employment Agreement of David H. Dunn**
10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**
10.3	2002 Long Term Incentive Plan, as amended*
10.4	2006 Long Term Incentive Plan, as amended for Dunn*
10.5	2006 Long Term Incentive Plan, as amended for Rosinski*
10.6	2012 Equity Incentive Plan***
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.
***	Incorporated by reference to the Proxy Statement filed on April 16, 2012.