Form 10-Q
period 2017-03-31
Wolverine Bancorp, Inc.
filed 2017-05-12
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

YES    X      NO        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period or complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES         NO    X

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of May 3, 2017, was 2,106,153.

Wolverine Bancorp, Inc.
Form 10-Q

Index

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Cash and due from banks	$403	$318
Interest-earning demand deposits	53,846	103,316
Cash and cash equivalents	54,249	103,634
Investment securities held to maturity	-	499
Loans held for sale	-	238
Loans, net of allowance for loan losses of $8,734 and $9,326	315,946	320,606
Premises and equipment, net	1,090	1,127
Federal Home Loan Bank stock	2,700	2,700
Other real estate owned	8	86
Accrued interest receivable	839	846
Other assets	4,493	4,699
Total assets	$379,325	$434,435

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$271,110	$280,548
Federal Home Loan Bank advances	42,000	60,000
Federal funds purchased	-	27,000
Interest payable and other liabilities	3,746	5,913
Total liabilities	316,856	373,461

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share: Authorized – 100,000,000 shares Issued and outstanding – 2,106,153 and 2,106,153 at March 31, 2017 and December 31, 2016	21	21
Unearned employee stock ownership plan (ESOP)	(1,190)	(1,215)
Additional paid-in capital	15,715	15,577
Retained earnings	47,923	46,591
Total stockholders’ equity	62,469	60,974
Total liabilities and stockholders’ equity	$379,325	$434,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Interest and Dividend Income
Loans	$4,006	$3,932
Investment securities and other	136	129
Total interest and dividend income	4,142	4,061

Interest Expense
Deposits	555	508
Borrowings	435	459
Total interest expense	990	967

Net Interest Income	3,152	3,094

Provision (Credit) for Loan Losses	(600)	-

Net Interest Income After Provision for Loan Losses	3,752	3,094

Noninterest Income
Service charges and fees	69	80
Net gain on loan sales	32	96
Net gain on sale of real estate owned	1	27
Other	68	80
Total noninterest income	170	283

Noninterest Expense
Salaries and employee benefits	1,074	1,090
Net occupancy and equipment expense	191	207
Information technology expense	57	62
Federal deposit insurance corporation premiums	30	54
Professional and services fees	198	94
Other real estate owned expense (recovery)	(3)	24
Loan legal expense	16	81
Advertising expense	31	21
Michigan business tax	45	45
Other	247	209
Total noninterest expense	1,886	1,887

Income Before Income Tax	2,036	1,490

Provision for Income Taxes	704	523

Net Income and Comprehensive Income	$1,332	$967

Earnings Per Share:
Basic	$0.67	$0.48
Diluted	$0.66	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows

(Amounts in Thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
	(Unaudited)
Operating Activities
Net income	$1,332	$967
Items not requiring (providing) cash
Depreciation	50	57
Provision (credit) for loan losses	(600)	-
Loss (gain) on other real estate owned	1	(27)
Loans originated for sale	(1,420)	(3,716)
Proceeds from loans sold	1,690	3,186
Net gain on sale of loans	(32)	(96)
Share based compensation	80	128
Earned ESOP shares	83	26
Changes in
Interest receivable and other assets	213	(196)
Interest payable and other liabilities	1,062	(1,107)
Net cash provided by (used) in operating activities	2,457	(778)

Investing Activities
Net change in interest-bearing time deposits	-	598
Purchase of held to maturity securities	-	(498)
Proceeds from calls, maturities and pay-downs of held to maturity securities	499	500
Net change in loans	5,260	(9,043)
Proceeds from sale of real estate owned	79	37
Purchase of premises and equipment	(13)	-
Net cash provided by (used in) investing activities	5,825	(8,406)

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(7,888)	1,833
Net change in certificates of deposit	(1,550)	(9,124)
Repayment of Federal Home Loan Bank advances	(18,000)	-
Net change in Fed funds purchased	(27,000)	(24,000)
Purchase of common stock	-	(147)
Dividends paid	(3,229)	-
Net cash used in financing activities	(57,667)	(31,438)

Change in Cash and Cash Equivalents	(49,385)	(40,622)

Cash and Cash Equivalents, Beginning of Period	103,634	52,865

Cash and Cash Equivalents, End of Period	$54,249	$12,243

Supplemental Disclosures of Cash Flows Information
Interest paid	$902	$909
Income taxes paid	-	895
Loans transferred to real estate owned	-	104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Amounts in Thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2017	$21	$15,577	$(1,215)	$46,591	$60,974
Net income	-	-	-	1,332	1,332
Share based compensation expense	-	80	-	-	80
ESOP shares earned	-	58	25	-	83
Balances at March 31, 2017	$21	$15,715	$(1,190)	$47,923	$62,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 1:     Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2017.

Note 2:     Accounting Developments

FASB Accounting Standards Updates No. 2017-08, Receivable – Nonrefundable Fees and Other Costs (Subtopic 310-20)

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The guidance provides amendments to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. These amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Note 3:     Securities

There were no held to maturity securities as of the three months ended March 31, 2017.

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity Securities:

March 31, 2017
Treasury bond	$--	$--	$--	$--
December 31, 2016
Treasury bond	$499	$1	$--	$500

There were no sales of securities during the three months ended March 31, 2017 and 2016.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 4:     Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2017	December 31, 2016
Real Estate
One-to four-family	$35,257	$35,389
Home equity	3,269	4,031
Commercial mortgage loans
Commercial real estate	198,855	195,924
Multifamily	54,286	54,827
Land	11,351	11,547
Construction	12,428	13,475
Commercial non-mortgage	14,931	20,047
Consumer	1,084	1,074
Total loans	331,461	336,314

Less
Net deferred loan costs, premiums and discounts	553	563
Undisbursed portion of loan	6,228	5,819
Allowance for loan losses	8,734	9,326

Net Loans	$315,946	$320,606

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

Construction

Construction loans include those for one- to four-family residential properties and commercial properties, including multifamily loans and commercial “mixed-use” buildings and homes built by developers on speculation. With respect to construction loans for one- to four-family residential properties and which are primarily owner-occupied, we generally establish a maximum loan-to-value ratio and require PMI if that ratio is exceeded.  These are generally “interest-only” loans during the construction period which typically does not exceed three months.

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017, December 31, 2016 and March 31, 2016:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of March 31, 2017
Allowance for loan losses:
Balance, beginning of period	$798	$49	$5,422	$1,084	$1,142	$294	$524	$13	$9,326
Provision (credit) charged to expense	(52)	(9)	448	(212)	(602)	(24)	(149)	-	(600)
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	7	-	-	-	-	-	-	1	8
Balance, end of period	$753	$40	$5,870	$872	$540	$270	$375	$14	$8,734
Ending Balance: individually evaluated for impairment	$19	$-	$478	$-	$250	$-	$203	$-	$950
Ending balance: collectively evaluated for impairment	$734	$40	$5,392	$872	$290	$270	$172	$14	$7,784
Loans:
Ending Balance	$35,257	$3,269	$198,855	$54,286	$11,351	$12,428	$14,931	$1,084	$331,461

Ending Balance: individually evaluated for impairment	$1,607	$-	$8,164	$6,240	$677	$-	$2,527	$-	$19,215
Ending balance: collectively evaluated for impairment	$33,650	$3,269	$190,691	$48,046	$10,674	$12,428	$12,404	$1,084	$312,246

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of December 31, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision (credit) charged to expense	(137)	(59)	555	(431)	(544)	(310)	180	(14)	(760)
Losses charged off	(67)	-	(85)	-	-	-	-	(1)	(153)
Recoveries	54	-	39	-	81	-	-	4	178
Balance, end of period	$798	$49	$5,422	$1,084	$1,142	$294	$524	$13	$9,326
Ending Balance: individually evaluated for impairment	$-	$-	$235	$-	$550	$-	$-	$-	$785
Ending balance: collectively evaluated for impairment	$798	$49	$5,187	$1,084	$592	$294	$524	$13	$8,541
Loans:
Ending Balance	$35,389	$4,031	$195,924	$54,827	$11,547	$13,475	$20,047	$1,074	$336,314
Ending Balance: individually evaluated for impairment	$1,500	$-	$8,103	$6,311	$1,061	$-	$-	$-	$16,975
Ending balance: collectively evaluated for impairment	$33,889	$4,031	$187,821	$48,516	$10,486	$13,475	$20,047	$1,074	$319,339

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non-Mortgage	Consumer	Total
Year to date analysis as of March 31, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision (credit) charged to expense	23	(9)	(115)	(106)	28	132	48	(1)	-
Losses charged off	(66)	-	-	-	-	-	-	-	(66)
Recoveries	4	-	24	-	1	-	-	-	29
Balance, end of period	$909	$99	$4,822	$1,409	$1,634	$736	$392	$23	$10,024
Ending Balance: individually evaluated for impairment	$-	$-	$-	$100	$850	$-	$-	$-	$950
Ending balance: collectively evaluated for impairment	$909	$99	$4,822	$1,309	$784	$736	$392	$23	$9,074
Loans:
Ending Balance	$38,898	$5,073	$191,230	$60,166	$12,863	$11,804	$17,742	$1,175	$338,951
Ending Balance: individually evaluated for impairment	$1,241	$-	$9,211	$7,493	$1,769	$-	$-	$-	$19,714
Ending balance: collectively evaluated for impairment	$37,657	$5,073	$182,019	$52,673	$11,094	$11,804	$17,742	$1,175	$319,237

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of March 31, 2017 and December 31, 2016:

	1-4 Family		Home Equity		Commercial Real Estate
	2017	2016	2017	2016	2017	2016
Pass	$33,665	$33,787	$3,269	$4,031	$177,012	$173,375
Pass (Closely Monitored)	515	490	-	-	14,366	14,349
Special Mention	240	241	-	-	2,124	2,630
Substandard	837	871	-	-	5,353	5,570
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
	$35,257	$35,389	$3,269	$4,031	$198,855	$195,924

	Multifamily		Land		Construction
	2017	2016	2017	2016	2017	2016
Pass	$51,084	$48,241	$9,791	$9,631	$12,428	$13,475
Pass (Closely Monitored)	3,202	6,586	883	855	-	-
Special Mention	-	-	-	-	-	-
Substandard	-	-	677	1,061	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
	$54,286	$54,827	$11,351	$11,547	$12,428	$13,475

	Commercial Non-Mortgage		Consumer		Total
	2017	2016	2017	2016	2017	2016
Pass	$11,741	$16,500	$1,084	$1,074	$300,074	$300,114
Pass (Closely Monitored)	663	658	-	-	19,629	22,938
Special Mention	2,527	2,889	-	-	4,891	5,760
Substandard	-	-	-	-	6,867	7,502
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
	$14,931	$20,047	$1,084	$1,074	$331,461	$336,314

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

The following table is a summary of our past due and non-accrual loans as of March 31, 2017 and December 31, 2016:

As of March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$11	$43	$286	$340	$34,917	$35,257	$-	$286
Home Equity	-	-	-	-	3,269	3,269	-	-
Commercial Real Estate	261	642	105	1,008	197,847	198,855	-	4,002
Multifamily	-	-	-	-	54,286	54,286	-	-
Land	-	-	677	677	10,674	11,351	-	677
Construction	-	-	-	-	12,428	12,428	-	-
Commercial Non-Mortgage	-	-	-	-	14,931	14,931	-	-
Consumer	-	-	-	-	1,084	1,084	-	-
Total	$272	$685	$1,068	$2,025	$329,436	$331,461	$-	$4,965

As of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$165	$94	$137	$396	$34,993	$35,389	$-	$137
Home Equity	-	-	-	-	4,031	4,031	-	-
Commercial Real Estate	-	648	100	748	195,176	195,924	-	4,872
Multifamily	-	-	-	-	54,827	54,827	-	-
Land	-	-	1,061	1,061	10,486	11,547	-	1,061
Construction	-	-	-	-	13,475	13,475	-	-
Commercial Non-Mortgage	-	-	-	-	20,047	20,047	-	-
Consumer	-	-	-	-	1,074	1,074	-	-
Total	$165	$742	$1,298	$2,205	$334,109	$336,314	$-	$6,070

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

The following table presents impaired loans at March 31, 2017:

		Unpaid
	Recorded	Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,367	$1,489	$-	$1,208	$10
Home Equity	-	-	-	-	-
Commercial real estate	6,076	8,181	-	6,654	39
Multi Family	6,240	7,055	-	6,276	75
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$240	$240	$19	$120	$2
Home Equity	-	-	-	-	-
Commercial real estate	2,088	2,179	478	1,349	8
Multi Family	-	-	-	-	-
Land	677	2,815	250	869	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	2,527	2,527	203	1,265	35
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,607	$1,729	$19	$1,328	$12
Home Equity	-	-	-	-	-
Commercial real estate	8,164	10,360	478	8,003	47
Multi Family	6,240	7,055	-	6,276	75
Land	677	2,815	250	869	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	2,527	2,527	203	1,265	35
Consumer	-	-	-	-	-
Total	$19,215	$24,486	$950	$17,741	$169

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements

The following table presents impaired loans at December 31, 2016:

		Unpaid
	Recorded	Principal	Specific	YTD Average	YTD Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,500	$1,620	$-	$1,311	$70
Home Equity	-	-	-	-	-
Commercial real estate	7,494	9,669	-	8,296	426
Multi Family	6,311	7,125	-	6,884	402
Land	-	-	-	24	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-
Commercial real estate	609	695	235	385	41
Multi Family	-	-	-	-	-
Land	1,061	3,158	550	1,832	123
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,500	$1,620	$-	$1,311	$70
Home Equity	-	-	-	-	-
Commercial real estate	8,103	10,364	235	8,681	467
Multi Family	6,311	7,125	-	6,884	402
Land	1,061	3,158	550	1,856	123
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$16,975	$22,267	$785	$18,773	$1,062

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

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

There were no loans that were restructured as TDRs during the three months ended March 31, 2017.

There were no TDRs that had payment defaults during the three months ended March 31, 2017. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

The following table summarizes the loans that were restructured as TDRs during the three months ended March 31, 2017 and March 31, 2016:

Three months ended
March 31, 2017
		Balance	Balance
		prior to	after
	Count	TDR	TDR
(Dollars in thousands)
Total loans	--	$--	$--

	Three months ended
	March 31, 2016
		Balance	Balance
		prior to	after
	Count	TDR	TDR
	(Dollars in thousands)
Commercial real estate	1	996	996
Total loans	1	$996	$996

The commercial real estate TDR in 2016 was modified with a forbearance agreement and maturity extension.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Note 5:     Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Recurring and Nonrecurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Collateral-dependent Impaired loans	$3,828	$--	$--	$3,828
December 31, 2016
Collateral-dependent Impaired loans	$885	$--	$--	$885

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at March 31, 2017 and December 31, 2016.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of March 31, 2017
Collateral-dependent impaired loans	$3,828	Market comparable properties	Marketability discount	0	-	17%	(16%)
December 31, 2016
Collateral-dependent impaired loans	$885	Market comparable properties	Marketability discount	3	-	13%	(6%)

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

		Fair Value Measurements Using
As of March 31, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$54,249	$54,249	$-	$-
Loans, net of allowance for loan losses	315,946	-	-	318,922
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	839	-	839	-

Financial liabilities
Deposits	$271,110	$147,473	$-	$124,724
Federal Home Loan Bank advances	42,000	-	41,369	-
Interest payable	252	-	252	-

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

		Fair Value Measurements Using
As of December 31, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$103,634	$103,634	$-	$-
Interest-earning time deposits	-	-	-	-
Held to maturity securities	499	-	500	-
Loans held for sale	238	-	239	-
Loans, net of allowance for loan losses	320,606	-	-	323,601
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	846	-	846	-

Financial liabilities
Deposits	$280,548	$153,290	$-	$128,655
Federal Home Loan Bank advances	60,000	-	59,187	-
Federal funds purchased	27,000	-	27,000	-
Interest payable	249	-	249	-

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

Loan commitments and letters-of-credit generally have short-term, variable rate features and contain clauses, which limit our exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

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

Unearned ESOP shares, which are not vested and unvested restricted stock awards, are excluded from the computation of average shares outstanding.

Wolverine Bancorp, Inc.

Form 10-Q

(Table Amounts in Thousands Except Per Share Amounts)

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

Earnings per share analysis for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands, except per share data):

	Three month ended March 31,	Three month ended March 31,
	2017	2016
Net Income	$1,332	$967
Dividends and undistributed earnings allocated to participating securities	(13)	(17)
Income attributable to common shareholders	1,319	950

Weighted average shares outstanding (in thousands)	2,106	2,154

Less: average unearned ESOP and unvested restricted stock	(148)	(177)
Average Shares	1,958	1,977
Effect of dilutive based awards	54	32

Average common and common-equivalent shares for diluted EPS (in thousands)	2,012	2,009

Basic EPS	$0.67	$0.48
Diluted EPS	$0.66	$0.47

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total shared-based compensation expense for the three months ended March 31, 2017 and 2016 was $80 and $87, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2017	181,585	$20.76	7	$1,956
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	--	--	--	--
Options outstanding at March 31, 2017	181,585	$20.76	7	$2,146
Exercisable at March 31, 2017	92,748	$17.44	5	$1,404

As of March 31, 2017, the Company had $156 of unrecognized compensation expense related to stock options. Stock option expense for the three months ended March 31, 2017 and 2016 was $17 and $16, respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	26,572	$22.38
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2017	26,572	22.38

As of March 31, 2017, the Company had $448 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2017 and 2016 was $63 and $71, respectively.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Dollars in Thousands)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2017 and the results of operations for the three and three months ended March 31, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at March 31, 2017 and December 31, 2016 and no valuation allowance was necessary.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets decreased $55.1 million, or 12.7%, to $379.3 million at March 31, 2017 from $434.4 million at December 31, 2016. The decrease was primarily the result of a decrease of $49.5 million in interest-earning demand deposits due to the payoff in early January 2017 of $27.0 million of federal funds purchased and the payoff of $13.0 million variable-rate advances that originated in December 2016 and a decrease of $4.7 million in loans receivable.

Loans held for sale decreased $238,000 to $0 at March 31, 2017 from $238,000 at December 31, 2016.

Net loans decreased $4.7 million, or 1.5%, to $316.0 million at March 31, 2017 from $320.6 million at December 31, 2016. Commercial non-mortgage loans decreased $5.1 million, or 25.5%, and construction loans decreased $1.0 million, or 7.8%, partially offset by an increase in commercial real estate loans of $2.9 million, or 1.5%.

The undisbursed portion of loans increased $400,000 to $6.2 million at March 31, 2017 from $5.8 million at December 31, 2016.

Other real estate owned decreased $78,000, or 93.0%, to $8,000 at March 31, 2017, from $86,000 at December 31, 2016 resulting from net sales of $78,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $206,000 to $4.5 million at March 31, 2017 from $4.7 million at December 31, 2016.

Deposits decreased $9.4 million to $271.1 million at March 31, 2017 from $280.5 million at December 31, 2016. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) decreased $9.1 million, primarily due to money market and checking accounts. Certificates of deposit decreased $3.6 million, or 2.8%, to $123.6 million at March 31, 2017 from $127.2 million at December 31, 2016, primarily due to maturities that were not renewed.

Federal Home Loan Bank advances decreased $18.0 million to $42.0 million at March 31, 2017 from $60.0 million at December 31, 2016 due to the payoff of $13.0 million variable rate advances in early January and other scheduled maturities.

Federal Funds purchased decreased $27.0 million, or 100.0%, to $0 at March 31, 2017 from $27.0 million at December 31, 2016 due to the payoff in early January.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders, and accrued expenses, decreased $2.1 million from $5.9 million at December 31, 2016 to $3.7 million at March 31, 2017 million primarily due to a $3.2 million decrease in dividends payable offset in part by a $0.9 million increase in borrower’s prepaid taxes and insurances.

Total stockholders’ equity increased $1.5 million, or 2.0%, to $62.5 million at March 31, 2017 from $61.0 million at December 31, 2016, primarily due to net income of $1.3 million.

Comparison of Operating Results for the Three Months ended March 31, 2017 and 2016

General. We recorded net income of $1.3 million for the three months ended March 31, 2017 compared to net income of $967,000 for the three months ended March 31, 2016. The increase was primarily related to a decrease in provision for loan losses of $600,000 due to a negative provision for the three months ended March 31, 2017 from an expense of $0 for the three months ended March 31, 2016. This was offset in part by an increase in professional and service fees of $104,000 to an expense of $198,000 for the three months ended March 31, 2017 from an expense of $94,000 for the three months ended March 31, 2016. There was also a $64,000 decrease in net gain on loan sales from $96,000 for the three months ended March 31, 2016 to $32,000 for the three months ended March 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $81,000, or 2.0%, to $4.1 million for the three months ended March 31, 2017. Average balances of interest-earnings assets decreased $12.1 million to $368.9 million for the three months ended March 31, 2017 from $381.0 million for the three months ended March 31, 2016, and the average yield on interest-earning assets increased 23 basis points to 4.49% during the 2017 period from 4.26% during the 2016 period.

Interest income on loans increased $74,000, or 1.9%, to $4.0 million for the three months ended March 31, 2017 from $3.9 million for the three months ended March 31, 2016. This increase was in part due to $30,000 in loan interest income related to one-time prepayment penalties. There was an increase of 18 basis points in the average yield to 5.07% during the 2017 period versus 4.89% during the 2016 period, and average net loans decreased $5.9 million, or 1.8%, to $316.0 million for the three months ended March 31, 2017 from $321.9 million for the three months ended March 31, 2016.

Income from dividends and investment securities increased $7,000 to $136,000 for the quarter ended March 31, 2017 from $129,000 for the quarter ended March 31, 2016.

Interest Expense. Interest expense increased $23,000, or 2.4%, to $990,000 for the three months ended March 31, 2017 from $967,000 for the three months ended March 31, 2016. Interest expense on deposits increased $47,000 to $555,000 during the 2017 period from $508,000 during the 2016 period. Interest expense on borrowed funds decreased $24,000 to $435,000 for the three months ended March 31, 2017 from $459,000 for the three months ended March 31, 2016.

Average interest-bearing liabilities decreased $14.0 million, or 4.3%, to $310.5 million for the three months ended March 31, 2017 from $324.5 million for the three months ended March 31, 2016. The average rate paid on these liabilities increased 9 basis points to 1.28% during the 2017 period from 1.19% during the 2016 period. Interest expense on certificates of deposit decreased $47,000, or 10.8%, to $390,000 for the three months ended March 31, 2017 from $437,000 for the three months ended March 31, 2016. The average balance of certificates of deposits decreased to $124.7 million for the 2017 quarter, from $165.3 million for the 2016 quarter, while the rate on certificates of deposit increased 19 basis points to 1.25% for the three months ended March 31, 2017 from 1.06% for the three months ended March 31, 2016 primarily due to the increase in the overall market interest rate.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $28.1 million, or 25.0%, to $140.4 million for the three months ended March 31, 2017 from $112.3 million for the three months ended March 31, 2016. The interest paid on core deposits increased $94,000 to $165,000 for the three months ended March 31, 2017 from $71,000 for three months ended March 31, 2016. The rate on core deposits for the three months ended March 31, 2017 increased 22 basis points to 0.47% from 0.25% for the three months ended March 31, 2016 primarily due to the increase in the overall market interest rate.

Net Interest Income. Net interest income increased $56,000 to $3.2 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a negative provision for loan losses of $600,000 for the three months ended March 31, 2017 and we did not record a provision for loan losses for the three months ended March 31, 2016. The negative provision in the 2017 quarter was primarily due to a decrease of $300,000 in specific allocations related to one commercial relationship and changes in quarterly factors used to calculate the allowance for loan losses and improved loan quality. At March 31, 2017, non-performing loans totaled $5.0 million, or 1.5% of total loans, as compared to $7.4 million, or 2.3% of total loans, at March 31, 2016. The allowance for loan losses to total loans receivable was 2.7% at March 31, 2017 and 3.0% at March 31, 2016. We have a negative provision expense in 2017 primarily because of continued economic improvement, stabilized levels of non-performing assets, and stabilized delinquencies. All loans rated Substandard are reviewed for impairment at least in the quarter in which the loan was downgraded to Substandard. All loans deemed impaired are reviewed for additional impairment at least each quarter. Overall, management continues to focus on resolving non-performing assets and improving asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income decreased $113,000, or 40.0%, to $170,000 for the three months ended March 31, 2017 from $283,000 for the three months ended March 31, 2016. The decrease was primarily attributable to a decrease of $64,000 in the net gain on loan sales, a $26,000 decrease in the net gain on the sale of other real estate owned, and a $11,000 decrease in service charges and fees.

Noninterest Expense. Noninterest expense decreased $1,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was primarily due to a $65,000 decrease in loan legal expense, a $27,000 decrease in other real estate owned expense, and a $16,000 decrease in occupancy and equipment expense. This was offset in part by an increase of $104,000 in professional and service fees.

Income Tax Expense. We recorded $704,000 of income tax expense for the three months ended March 31, 2017 compared to $523,000 of income tax expense for the three months ended March 31, 2016. Our effective tax rate was 34.5% for the three months ended March 31, 2017 and 35.1% for the three months ended March 31, 2016.

Asset Quality

Other real estate owned totaled $8,000, or 0.0% of total assets, at March 31, 2017 compared to $86,000, or 0.2% of total assets, at December 31, 2016. The largest relationship as of March 31, 2017 was $8,000, which consisted of land.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $5.0 million, or 1.3% of total assets, at March 31, 2017 compared to $6.5 million, or 1.5% of total assets, at December 31, 2016.

Our largest substandard and non-performing relationship as of March 31, 2017 has a balance of $2.9 million. Of the $6.9 million loans rated substandard, approximately $1.8 million are performing.

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

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.     Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2017.

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

WOLVERINE BANCORP, INC.

Date: May 12, 2017	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: May 12, 2017	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer