Form 10-K/A
period 2016-12-31
Wolverine Bancorp, Inc.
filed 2017-07-27
CIK 1500836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the Nasdaq Stock Market, was approximately $44.5 million.

As of March 27, 2017, there were 2,106,153 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

Wolverine Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017. The Company is re-filing Item 8 of Part II of the Form 10-K to include a revised audit report, which inadvertently included an incorrect date of issuance of March 30, 2017 in the previous filing. The Company is also revising the column heading on page F-50 to correct the date to 2016.

1

PART II

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

(a)(3)	Exhibits

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*
3.2	Bylaws of Wolverine Bancorp, Inc.*
4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*
10.1	Employment Agreement of David H. Dunn**
10.2	Employment Agreement of Rick A. Rosinski**
10.3	2002 Long Term Incentive Plan, as amended*
10.4	2006 Long Term Incentive Plan, as amended for Dunn*
10.5	2006 Long Term Incentive Plan, as amended for Rosinski*
10.6	2012 Equity Incentive Plan***
21	Subsidiaries****
23	Consent of Independent Auditor****
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

_______	___________________
*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed September 16, 2010.
**	Incorporated by reference to the current Report on Form 8-K (file no. 001-35034) filed on July 8, 2011.
***	Incorporated by reference to the Proxy Statement filed on April 14, 2016.
****	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-35034) filed on March 31, 2017.

2

Wolverine Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements

December 31, 2016 and 2015

3

Wolverine Bancorp, Inc.

December 31, 2016 and 2015

4

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

March 31, 2017

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

Wolverine Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts in Thousands, except per share data)

Condensed Statements of Cash Flows

	December 31,	December 31,
	2016	2015
Operating Activities
Net income	$4,353	$3,186
Items not requiring (providing) cash:
(Equity in undistributed income) distributions in excess of income of subsidiaries	(192)	1,127
Change in other assets	(6)	(74)
Change in other liabilities	299	(47)
Net cash provided by operating activities	4,454	4,192
Financing Activities
Purchase of common stock	(1,518)	(2,796)
Dividends paid	(2,158)	-
Proceeds from stock options exercised	26	-
Net cash used in financing activities	(3,650)	(2,796)
Net Change in Cash and Cash Equivalents	804	1,396
Cash and Cash Equivalents, Beginning of Period	2,386	990
Cash and Cash Equivalents, End of Period	$3,190	$2,386

Supplemental Disclosures of Cash Flows Information

Dividends Declared, not paid	$3,229	$2,158

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wolverine Bancorp, Inc.

Date: July 27, 2017	By:	/s/ David H. Dunn
David H. Dunn President and Chief Executive Officer (Duly Authorized Representative)

EXHIBIT INDEX

3.1	Articles of Incorporation of Wolverine Bancorp, Inc.*
3.2	Bylaws of Wolverine Bancorp, Inc.*
4	Form of Common Stock Certificate of Wolverine Bancorp, Inc.*
10.1	Amended and Restated Employment Agreement of David H. Dunn**
10.2	Amended and Restated Employment Agreement of Rick A. Rosinski**
10.3	2002 Long Term Incentive Plan, as amended*
10.4	2006 Long Term Incentive Plan, as amended for Dunn*
10.5	2006 Long Term Incentive Plan, as amended for Rosinski*
10.6	2012 Equity Incentive Plan***
21	Subsidiaries****
23	Consent of Independent Auditor****
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-169432), initially filed with the SEC on September 16, 2010.
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 8, 2011.
***	Incorporated by reference to the Proxy Statement filed on April 16, 2012.
****	Incorporated by reference to the Annual Report on Form 10-K (file no. 001-35034) filed on March 31, 2017.