Form 10-Q
period 2017-06-30
Wolverine Bancorp, Inc.
filed 2017-08-09
CIK 1500836

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the Registrant’s common stock, $0.01 per share, as of August 1, 2017, was 2,105,981.

Wolverine Bancorp, Inc.
Form 10-Q

Wolverine Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and due from banks	$395	$318
Interest-earning demand deposits	61,753	103,316
Cash and cash equivalents	62,148	103,634
Investment securities held to maturity	-	499
Loans held for sale	-	238
Loans, net of allowance for loan losses of $7,288 and $9,326	314,432	320,606
Premises and equipment, net	1,051	1,127
Federal Home Loan Bank stock	2,700	2,700
Other real estate owned	198	86
Accrued interest receivable	865	846
Other assets	4,495	4,699
Total assets	$385,889	$434,435

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$262,673	$280,548
Federal Home Loan Bank advances	42,000	60,000
Federal funds purchased	12,000	27,000
Interest payable and other liabilities	7,003	5,913
Total liabilities	323,676	373,461

Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.01 par value per share: Authorized – 100,000,000 shares Issued and outstanding – 2,105,981 and 2,106,153 at June 30, 2017 and December 31, 2016, respectively	21	21
Unearned employee stock ownership plan (ESOP)	(1,164)	(1,215)
Additional paid-in capital	15,842	15,577
Retained earnings	47,514	46,591
Total stockholders’ equity	62,213	60,974
Total liabilities and stockholders’ equity	$385,889	$434,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$4,210	$4,069	$8,216	$8,001
Investment securities and other	126	100	262	229
Total interest and dividend income	4,336	4,169	8,478	8,230

Interest Expense
Deposits	548	508	1,103	1,016
Borrowings	391	465	826	924
Total interest expense	939	973	1,929	1,940

Net Interest Income	3,397	3,196	6,549	6,290

Credit for Loan Losses	(1,450)	(200)	(2,050)	(200)

Net Interest Income After Provision for Loan Losses	4,847	3,396	8,599	6,490

Noninterest Income
Service charges and fees	60	59	129	139
Net gain on loan sales	51	112	83	208
Net gain on sale of real estate owned	-	10	1	37
Other	186	97	254	177
Total noninterest income	297	278	467	561

Noninterest Expense
Salaries and employee benefits	1,426	1,165	2,500	2,255
Net occupancy and equipment expense	194	196	385	403
Information technology expense	59	59	116	121
Federal deposit insurance corporation premiums (recovery)	(24)	55	6	109
Professional and services fees	826	129	1,024	223
Other real estate owned expense (recovery)	1	9	(2)	33
Loan legal expense	64	(11)	80	70
Advertising expense	27	33	58	54
Michigan business tax	45	45	90	90
Other	318	223	565	432
Total noninterest expense	2,936	1,903	4,822	3,790

Income Before Income Tax	2,208	1,771	4,244	3,261

Provision for Income Taxes	932	587	1,636	1,110

Net Income and Comprehensive Income	$1,276	$1,184	$2,608	$2,151

Earnings Per Share:
Basic	$0.65	$0.59	$1.32	$1.07

Diluted	$0.63	$0.58	$1.28	$1.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in Thousands, except per share data)

	Six months ended
	June 30,
	2017	2016
	(Unaudited)
Operating Activities
Net income	$2,608	$2,151
Items not requiring (providing) cash
Depreciation	102	114
Credit for loan losses	(2,050)	(200)
Gain on other real estate owned	(1)	(37)
Loans originated for sale	(3,551)	(6,826)
Proceeds from loans sold	3,871	6,758
Net gain on sale of loans	(83)	(208)
Share based compensation	154	173
Earned ESOP shares	168	131
Changes in
Interest receivable and other assets	162	(263)
Interest payable and other liabilities	2,468	355
Net cash provided by operating activities	3,848	2,148
Investing Activities
Net change in interest-bearing time deposits	-	22,850
Purchase of held to maturity securities	-	(498)
Proceeds from calls, maturities and pay-downs of held to maturity securities	500	500
Net change in loans	8,224	(17,210)
Proceeds from sale of real estate owned	79	119
Purchase of premises and equipment	(26)	(35)
Net cash provided by investing activities	8,777	5,726

Financing Activities
Net change in demand deposits, money market, checking and savings accounts	(16,775)	(11,567)
Net change in certificates of deposit	(1,100)	(5,633)
Repayment of Federal Home Loan Bank advances	(18,000)	-
Net change in Fed funds purchased	(15,000)	(24,000)
Proceeds from stock options exercised	-	27
Purchase of common stock	(6)	(268)
Dividends paid	(3,229)	-
Net cash used in financing activities	(54,110)	(41,441)

Change in Cash and Cash Equivalents	(41,485)	(33,567)

Cash and Cash Equivalents, Beginning of Period	103,634	52,865

Cash and Cash Equivalents, End of Period	$62,148	$19,298

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,906	$1,876
Income taxes paid	875	600
Loans transferred to real estate owned	190	192
Dividends declared, not paid	1,685	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Bancorp, Inc.

Condensed Consolidated Statement of Change in Stockholders’ Equity

(Unaudited)

(Amounts in Thousands, except share data)

	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Total Stockholders' Equity
Balances at January 1, 2017	$21	$15,577	$(1,215)	$46,591	$60,974
Net income	-	-	-	2,608	2,608
Purchase of 172 shares of common stock	-	(6)	-	-	(6)
Share based compensation expense	-	154	-	-	154
ESOP shares earned	-	117	51	-	168
Dividends ($.80 per share)	-	-	-	(1,685)	(1,685)
Balances at June 30, 2017	$21	$15,842	$(1,164)	$47,514	$62,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

Note 1:	Basis of Presentation

The unaudited condensed consolidated financial statements of Wolverine Bancorp, Inc. (the “Company”), the holding company of Wolverine Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto filed as part of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017.

Note 2:	Accounting Developments

FASB Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope Modification

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company is assessing the impact of ASU 2017-09 and does not expect it to have a material impact on its accounting and disclosures.

FASB ASU No. 2017-08, Receivable – Nonrefundable Fees and Other Costs (Subtopic 310-20)

The FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The guidance provides amendments to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. These amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

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

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

FASB ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350)

The FASB has issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.

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

FASB ASU No. 2017-01, Business Combinations (Topic 805)

The FASB has issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

The FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. In November 2016, the FASB issued ASU No. 2016-18, which gave clarification on how restricted cash was to be presented in the cash flow statement.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

FASB ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The FASB has issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

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

(Amounts in Thousands, except per share amounts)

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

For public business entities, the amendments became effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The amendments in this update became effective for the Company on January 1, 2017 and did not have a material impact on the consolidated financial statements.

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

(Amounts in Thousands, except per share amounts)

FASB ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323)

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held.

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

The amendments became effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments were applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

FASB ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

The FASB has issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations and Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument.

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

This standard became effective for pubic business entities for fiscal year beginning after December 15, 2016 including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early application is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

FASB ASU No. 2016-02 – Leases (Topic 842)

The FASB has issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

Early application is permitted for all business entities upon issuance.

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

FASB Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The FASB has issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

There were no held to maturity securities as of June 30, 2017.

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity Securities:

June 30, 2017
Treasury bond	$--	$--	$--	$--
December 31, 2016
Treasury bond	$499	$1	$--	$500

There were no sales of securities during the three or six months ended June 30, 2017 and 2016.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30, 2017	December 31, 2016
Real Estate
One-to four-family	$32,185	$35,389
Home equity	3,567	4,031
Commercial mortgage loans
Commercial real estate	202,513	195,924
Multifamily	52,896	54,827
Land	11,075	11,547
Construction	10,417	13,475
Commercial non-mortgage	14,850	20,047
Consumer	1,044	1,074
Total loans	328,547	336,314

Less
Net deferred loan costs, premiums and discounts	540	563
Undisbursed portion of loan	6,287	5,819
Allowance for loan losses	7,288	9,326
Net Loans	$314,432	$320,606

The risk characteristics of each loan portfolio segment are as follows:

1-4 family, home equity, and consumer

With respect to residential loans that are secured by one-to four-family residences and are primarily owner-occupied, we generally establish a maximum loan-to-value ratio and require Private Mortgage Insurance (“PMI”) if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to four-family residences, and consumer loans are typically secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties.

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

(Amounts in Thousands, except per share amounts)

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

(Amounts in Thousands, except per share amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017, December 31, 2016 and June 30, 2016:

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2017
Allowance for loan losses:
Balance, beginning of period	$798	$49	$5,422	$1,084	$1,142	$294	$524	$13	$9,326
Provision credited to expense	(214)	(13)	(317)	(337)	(889)	(86)	(191)	(3)	(2,050)
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	11	-	-	-	-	-	-	1	12
Balance, end of period	$595	$36	$5,105	$747	$253	$208	$333	$11	$7,288
Ending Balance: individually evaluated for impairment	$-	$-	$250	$-	$-	$-	$-	$-	$250

Ending balance: collectively evaluated for impairment	$595	$36	$4,855	$747	$253	$208	$333	$11	$7,038
Loans:
Ending Balance	$32,185	$3,567	$202,513	$52,896	$11,075	$10,417	$14,850	$1,044	$328,547

Ending Balance: individually evaluated for impairment	$943	$-	$6,486	$6,150	$343	$-	$-	$-	$13,922

Ending balance: collectively evaluated for impairment	$31,242	$3,567	$190,027	$46,746	$10,732	$10,417	$14,850	$1,044	$314,625

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2017
Allowance for loan losses:

Balance, beginning of period	$753	$40	$5,870	$872	$540	$270	$375	$14	$8,734

Provision credited to expense	(162)	(4)	(765)	(125)	(287)	(62)	(42)	(3)	(1,450)
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	4	-	-	-	-	-	-	-	4
Balance, end of period	$595	$36	$5,105	$747	$253	$208	$333	$11	$7,288

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Year to date analysis as of June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$948	$108	$4,913	$1,515	$1,605	$604	$344	$24	$10,061
Provision charged (credited) to expense	(190)	(45)	777	(250)	(168)	(354)	43	(13)	(200)

Losses charged off	(67)	-	(61)	-	-	-	-	-	(128)
Recoveries	27	-	39	-	29	-	-	1	96
Balance, end of period	$718	$63	$5,668	$1,265	$1,466	$250	$387	$12	$9,829
Ending Balance: individually evaluated for impairment	$-	$-	$315	$-	$750	$-	$-	$-	$1,065

Ending balance: collectively evaluated for impairment	$718	$63	$5,353	$1,265	$716	$250	$387	$12	$8,764
Loans:

Ending Balance	$38,088	$4,622	$198,480	$59,823	$12,197	$12,764	$19,135	$1,071	$346,180

Ending Balance: individually evaluated for impairment	$1,071	$-	$8,095	$7,003	$1,520	$-	$-	$-	$17,689

Ending balance: collectively evaluated for impairment	$37,017	$4,622	$190,385	$52,820	$10,677	$12,764	$19,135	$1,071	$328,491

Loan Class	1-4 Family	Home Equity	Commercial Real Estate	Multifamily	Land	Construction	Commercial Non- Mortgage	Consumer	Total
Quarter to date analysis as of June 30, 2016
Allowance for loan losses:

Balance, beginning of period	$909	$99	$4,822	$1,409	$1,634	$736	$392	$23	$10,024

Provision charged (credited) to expense	(213)	(36)	891	(144)	(196)	(486)	(5)	(11)	(200)
Losses charged off	(1)	-	(45)	-	-	-	-	-	(46)
Recoveries	23	-	-	-	28	-	-	-	51
Balance, end of period	$718	$63	$5,668	$1,265	$1,466	$250	$387	$12	$9,829

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

We charge off one-to-four family residential and consumer loans, or portions thereof, when we reasonably determine the amount of the loss. We adhere to timeframes established by applicable regulatory guidance which provides for the charge off of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is more than 180 days past due, charge off of unsecured open-end loans when the loan is more than 180 days past due, and charge down to the net realizable value when other secured loans are more than 120 days past due. Loans at these respective delinquency thresholds for which we can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

The following table presents the credit risk profile of our loan portfolio based on rating category and payment activity as of June 30, 2017 and December 31, 2016:

	1-4 Family		Home Equity		Commercial Real Estate
	2017	2016	2017	2016	2017	2016
Pass	$30,888	$33,787	$3,567	$4,031	$181,794	$173,375
Pass (Closely Monitored)	331	490	-	-	14,438	14,349
Special Mention	239	241	-	-	1,247	2,630
Substandard	727	871	-	-	5,034	5,570
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
	$32,185	$35,389	$3,567	$4,031	$202,513	$195,924

	Multifamily		Land		Construction
	2017	2016	2017	2016	2017	2016
Pass	$49,741	$48,241	$9,932	$9,631	$10,417	$13,475
Pass (Closely Monitored)	3,155	6,586	801	855	-	-
Special Mention	-	-	-	-	-	-
Substandard	-	-	342	1,061	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
	$52,896	$54,827	$11,075	$11,547	$10,417	$13,475

	Commercial Non-Mortgage		Consumer		Total
	2017	2016	2017	2016	2017	2016
Pass	$12,152	$16,500	$1,044	$1,074	$299,535	$300,114
Pass (Closely Monitored)	488	658	-	-	19,213	22,938
Special Mention	2,210	2,889	-	-	3,696	5,760
Substandard	-	-	-	-	6,103	7,502
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
	$14,850	$20,047	$1,044	$1,074	$328,547	$336,314

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

(Amounts in Thousands, except per share amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

The following table is a summary of our past due and non-accrual loans as of June 30, 2017 and December 31, 2016:

As of June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$-	$70	$219	$289	$31,896	$32,185	$-	$335
Home Equity	11	-	-	11	3,556	3,567	-	-
Commercial Real Estate	184	635	-	819	201,694	202,513	-	3,789
Multifamily	-	-	-	-	52,896	52,896	-	-
Land	-	-	343	343	10,732	11,075	-	343
Construction	-	-	-	-	10,417	10,417	-	-
Commercial Non-Mortgage	-	-	-	-	14,850	14,850	-	-
Consumer	-	-	-	-	1,044	1,044	-	-
Total	$195	$705	$562	$1,462	$327,085	$328,547	$-	$4,467

As of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans >90 Days & Accruing	Total Nonaccrual
1-4 Family	$165	$94	$137	$396	$34,993	$35,389	$-	$137
Home Equity	-	-	-	-	4,031	4,031	-	-
Commercial Real Estate	-	648	100	748	195,176	195,924	-	4,872
Multifamily	-	-	-	-	54,827	54,827	-	-
Land	-	-	1,061	1,061	10,486	11,547	-	1,061
Construction	-	-	-	-	13,475	13,475	-	-
Commercial Non-Mortgage	-	-	-	-	20,047	20,047	-	-
Consumer	-	-	-	-	1,074	1,074	-	-
Total	$165	$742	$1,298	$2,205	$334,109	$336,314	$-	$6,070

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

(Amounts in Thousands, except per share amounts)

These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

The following table presents impaired loans at June 30, 2017:

		Unpaid		QTD	YTD	QTD	YTD
	Recorded	Principal	Specific	Average	Average	Interest	Interest
	Balance	Balance	Allowance	Balance	Balance	Income	Income

Loans without a specific valuation allowance:
1-4 Family	$943	$1,067	$-	$1,155	$1,181	$4	$13
Home Equity	-	-	-	-	-	-	-
Commercial real estate	5,780	7,838	-	6,308	6,850	17	56
Multi Family	6,150	6,964	-	6,195	6,234	129	168
Land	343	2,507	-	510	694	31	31
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$120	$80	$-	$2
Home Equity	-	-	-	-	-	-	-
Commercial real estate	706	706	250	1,397	855	2	10
Multi Family	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	1,264	842	-	35
Consumer	-	-	-	-	-	-	-
Totals
1-4 Family	$943	$1,067	$-	$1,275	$1,261	$4	$15
Home Equity	-	-	-	-	-	-	-
Commercial real estate	6,486	8,544	250	7,705	7,705	19	66
Multi Family	6,150	6,964	-	6,195	6,234	129	168
Land	343	2,507	-	510	694	31	31
Construction	-	-	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	1,264	842	-	35
Consumer	-	-	-	-	-	-	-
Total	$13,922	$19,082	$250	$16,949	$16,736	$183	$315

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

The following table presents impaired loans at December 31, 2016:

		Unpaid		YTD	YTD
	Recorded	Principal	Specific	Average	Interest
	Balance	Balance	Allowance	Balance	Income

Loans without a specific valuation allowance:
1-4 Family	$1,500	$1,620	$-	$1,311	$70
Home Equity	-	-	-	-	-
Commercial real estate	7,494	9,669	-	8,296	426
Multi Family	6,311	7,125	-	6,884	402
Land	-	-	-	24	-
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Loans with a specific valuation allowance:
1-4 Family	$-	$-	$-	$-	$-
Home Equity	-	-	-	-	-
Commercial real estate	609	695	235	385	41
Multi Family	-	-	-	-	-
Land	1,061	3,158	550	1,832	123
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Totals
1-4 Family	$1,500	$1,620	$-	$1,311	$70
Home Equity	-	-	-	-	-
Commercial real estate	8,103	10,364	235	8,681	467
Multi Family	6,311	7,125	-	6,884	402
Land	1,061	3,158	550	1,856	123
Construction	-	-	-	-	-
Commercial Non-Mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$16,975	$22,267	$785	$18,773	$1,062

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

The following table presents impaired loans at June 30, 2016:

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

(Amounts in Thousands, except per share amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

There were no TDRs that had payment defaults during the six months ended June 30, 2017. Default occurs when a TDR is 90 days or more past due, transferred to nonaccrual status, or transferred to other real estate owned within twelve months of restructuring.

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

The following table summarizes the loans that were restructured as TDRs during the three and six months June 30, 2017 and 2016:

	Three months ended			Six months ended
	June 30, 2017			June 30, 2017
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
(Dollars in thousands)

One-to four Family	2	116	116	2	116	116
Total loans	2	$116	$116	2	$116	$116

The one-to four-family TDRs in 2017 were modified with maturity extensions.

	Three months ended			Six months ended
	June 30, 2016			June 30, 2016
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
(Dollars in thousands)

Commercial real estate	-	-	-	1	996	996
Total loans	-	$-	$-	1	$996	$996

The commercial real estate TDR in 2016 was modified with a forbearance agreement and maturity extension.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

Recurring and Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Collateral-dependent impaired loans	$461	$--	$--	$461
December 31, 2016
Collateral-dependent impaired loans	$885	$--	$--	$885

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

Unobservable (Level 3) inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at June 30, 2017 and December 31, 2016.

	Collateral-dependent Impaired Loans
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
As of June 30, 2017
Collateral-dependent impaired loans	$461	Market comparable properties	Marketability discount	0	-	17.5%	(3%)
December 31, 2016
Collateral-dependent impaired loans	$885	Market comparable properties	Marketability discount	3	-	13%	(6%)

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

		Fair Value Measurements Using
As of June 30, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$62,148	$62,148	$-	$-
Loans, net of allowance for loan losses	314,432	-	-	317,161
Federal Home Loan Bank stock	2,700	-	2,700	-
Interest receivable	865	-	865	-

Financial liabilities

Deposits	$262,673	$152,139	$-	$111,646
Federal Home Loan Bank advances	42,000	-	41,381	-
Federal funds purchased	12,000	-	12,000	-
Interest payable	85	-	85	-

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

(Amounts in Thousands, except per share amounts)

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

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

Earnings per share analysis for the three and six months ended June 30, 2017 and 2016 is as follows (dollars in thousands, except per share data):

	Three months ended June 30,	Three months ended June 30,
	2017	2016
Net Income	$1,276	$1,184
Dividends and undistributed earnings allocated to participating securities	(12)	(20)
Income attributable to common shareholders	$1,264	$1,164

Weighted average shares outstanding (in thousands)	2,106	2,152
Less: average unearned ESOP and unvested restricted stock	(148)	(177)
Average Shares	1,958	1,975
Effect of dilutive based awards	55	32

Average common and common-equivalent shares for diluted EPS (in thousands)	2,013	2,007

Basic EPS	$0.65	$0.59
Diluted EPS	$0.63	$0.58

	Six months ended June 30,	Six months ended June 30,
	2017	2016
Net Income	$2,608	$2,151
Dividends and undistributed earnings allocated to participating securities	(25)	(37)
Income attributable to common shareholders	$2,583	$2,114

Weighted average shares outstanding (in thousands)	2,106	2,154
Less: average unearned ESOP and unvested restricted stock	(148)	(177)
Average Shares	1,958	1,977
Effect of dilutive based awards	54	32

Average common and common-equivalent shares for diluted EPS (in thousands)	2,012	2,009

Basic EPS	$1.32	$1.07
Diluted EPS	$1.28	$1.05

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 351,050. Total shared-based compensation expense for the six months ended June 30, 2017 and 2016 was $154 and $173, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at January 1, 2017	181,585	$20.76	7	$1,956
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	--	--	--	--
Options outstanding at June 30, 2017	181,585	$20.87	7	$3,496
Exercisable at June 30, 2017	93,248	$17.49	5	$2,110

As of June 30, 2017, the Company had $140 of unrecognized compensation expense related to stock options. Stock option expense for the three and six months ended June 30, 2017 was $16 and $33 respectively. Stock option expense for the three and six months ended June 30, 2016 was $17 and $33 respectively.

Wolverine Bancorp, Inc.

Form 10-Q

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

(Amounts in Thousands, except per share amounts)

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	26,572	$22.38
Granted	-	-
Vested	(509)	24.97
Forfeited	-	-
Non-vested at June 30, 2017	26,063	22.33

As of June 30, 2017, the Company had $391 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2017 was $58 and $121 respectively. Restricted stock expense for the three and six months ended June 30, 2016 was $69 and $140 respectively.

Note 8:	Pending Merger

On June 13, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Bancorp (“Horizon”), an Indiana corporation. Pursuant to the Merger Agreement, the Company will merge with and into Horizon, with Horizon as the surviving corporation (the “Merger”). Immediately following the Merger, Wolverine Bank, a federally chartered savings bank and wholly-owned subsidiary of the Company, will merge with and into Horizon Bank, National Association, the wholly-owned national bank subsidiary of Horizon (“Horizon Bank”), with Horizon Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Company common stock, $0.01 par value per share, will be converted into 1.0152 shares (the “Exchange Ratio”) of Horizon common stock, no par value, and $14.00 per share in cash. The Merger remains subject to regulatory approvals, Company stockholder approval and other customary closing conditions. Based on Horizon’s June 13, 2017 closing price of $27.50 per share as reported on the NASDAQ Global Select Market, the transaction value is estimated at $91.8 million.

Wolverine Bancorp, Inc.

Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital; changes in the financial condition or future prospects of issuers of securities that we own;

●	delays in closing the Merger with and into Horizon Bancorp;

●	the potential impact of the announcement of the proposed Merger with and into Horizon Bancorp on relationships with third parties, including customers, employees, and competitors; and

●

the actual results of our proposed Merger with and into Horizon Bancorp could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2017 and December 31, 2016 and no valuation allowance was necessary.

Recent Events

On June 13, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Bancorp (“Horizon”), an Indiana corporation. Pursuant to the Merger Agreement, the Company will merge with and into Horizon, with Horizon as the surviving corporation (the “Merger”). Immediately following the Merger, Wolverine Bank, a federally chartered savings bank and wholly-owned subsidiary of the Company, will merge with and into Horizon Bank, National Association, the wholly-owned national bank subsidiary of Horizon (“Horizon Bank”), with Horizon Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Company common stock, $0.01 par value per share, will be converted into 1.0152 shares (the “Exchange Ratio”) of Horizon common stock, no par value, and $14.00 per share in cash. The Merger remains subject to regulatory approvals, Company stockholder approval and other customary closing conditions. Based on Horizon’s June 13, 2017 closing price of $27.50 per share as reported on the NASDAQ Global Select Market, the transaction value is estimated at $91.8 million.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets decreased $48.5 million, or 11.2%, to $385.9 million at June 30, 2017 from $434.4 million at December 31, 2016. The decrease was primarily the result of a decrease of $41.5 million in interest-earning demand deposits due to the payoff in early January 2017 of $27.0 million of federal funds purchased, the payoff of $13.0 million variable-rate FHLB advances that originated in December 2016, the maturity of $5.0 million FHLB advance, and a decrease of $6.2 million in net loans receivable offset by $12.0 million of federal funds purchased.

Loans held for sale decreased $238,000 to $0 at June 30, 2017 from $238,000 at December 31, 2016.

Net loans decreased $6.2 million, or 2.1%, to $314.4 million at June 30, 2017 from $320.6 million at December 31, 2016. Commercial non-mortgage loans decreased $5.2 million, or 25.9%, one-to four-family loans decreased $3.2 million, or 9.0%, and construction loans decreased $3.1 million, or 23.0%, partially offset by an increase in commercial real estate loans of $6.6 million, or 3.4%.

The undisbursed portion of loans increased $468,000 to $6.3 million at June 30, 2017 from $5.8 million at December 31, 2016.

Other real estate owned increased $112,000, or 130.2%, to $198,000 at June 30, 2017, from $86,000 at December 31, 2016 resulting from additions of $190,000 offset by net sales of $78,000.

Other assets, consisting primarily of net deferred and accrued federal taxes, decreased $204,000 to $4.5 million at June 30, 2017 from $4.7 million at December 31, 2016.

Deposits decreased $17.8 million to $262.7 million at June 30, 2017 from $280.5 million at December 31, 2016. Core deposits (consisting of interest-bearing and noninterest-bearing checking accounts, money market accounts and savings accounts) decreased $1.2 million, primarily due to decreases in money market and checking accounts. Certificates of deposit decreased $16.7 million, or 13.1%, to $110.5 million at June 30, 2017 from $127.2 million at December 31, 2016, primarily due to maturities that were not renewed.

Federal Home Loan Bank advances decreased $18.0 million to $42.0 million at June 30, 2017 from $60.0 million at December 31, 2016 due to the payoff of $13.0 million variable rate advances in early January and other scheduled maturities.

Federal Funds purchased decreased $15.0 million, or 55.6%, to $12.0 million at June 30, 2017 from $27.0 million at December 31, 2016 due to the payoff of $27.0 million in early January offset by new advances of $12.0 million in June.

Interest payable and other liabilities, consisting primarily of liabilities for checks and money orders, and accrued expenses, increased $1.1 million from $5.9 million at December 31, 2016 to $7.0 million at June 30, 2017 due to a $1.8 million increase in borrower’s prepaid taxes and insurances, increased accrued profit sharing of $410,000, and increased accounts payable of $324,000 offset in part by a decrease in accrued dividends payable of $1.5 million.

Total stockholders’ equity increased $1.2 million, or 2.0%, to $62.2 million at June 30, 2017 from $61.0 million at December 31, 2016, primarily due to net income of $2.6 million offset in part by dividends payable of $1.7 million.

Comparison of Operating Results for the Three Months ended June 30, 2017 and 2016

General. We recorded net income of $1.3 million for the three months ended June 30, 2017 compared to net income of $1.2 million for the three months ended June 30, 2016. The increase was primarily related to a decrease in provision for loan losses of $1.3 million due to a negative provision of $1.5 million for the three months ended June 30, 2017 from a negative provision of $200,000 for the three months ending June 30, 2016. This was offset in part by an increase in professional and service fees of $697,000 from $129,000 for the three months ended June 30, 2016 to $826,000 for the three months ended June 30, 2017, which is primarily due to the Merger, and an increase in salaries and employee benefits of $261,000 from $1.2 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017. In addition interest and dividend income increased $167,000 to $4.3 million for the three months ended June 30, 2017 from income of $4.2 million for the three months ended June 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $167,000, or 4.0%, to $4.3 million for the three months ended June 30, 2017. Average balances of interest-earnings assets decreased $13.7 million to $363.2 million for the three months ended June 30, 2017 from $377.0 million for the three months ended June 30, 2016, and the average yield on interest-earning assets increased 16 basis points to 4.58% during the 2017 period from 4.42% during the 2016 period.

Interest income on loans increased $141,000, or 3.5%, to $4.2 million for the three months ended June 30, 2017 from $4.1 million for the three months ended June 30, 2016. This increase was partially due to $178,000 in loan interest income related to one-time prepayment penalties. There was an increase of 28 basis points in the average yield to 5.17% during the 2017 period versus 4.89% during the 2016 period, primarily due to an increase in overall market interest rates. Average net loans decreased $21.3 million, or 6.4%, to $312.4 million for the three months ended June 30, 2017 from $333.7 million for the three months ended June 30, 2016.

Income from dividends and investment securities increased $26,000 to $126,000 for the quarter ended June 30, 2017 from $100,000 for the quarter ended June 30, 2016.

Interest Expense. Interest expense decreased $34,000, or 3.5%, to $939,000 for the three months ended June 30, 2017 from $973,000 for the three months ended June 30, 2016. Interest expense on deposits increased $40,000 to $548,000 during the 2017 period from $508,000 during the 2016 period. Interest expense on borrowed funds decreased $74,000 to $391,000 for the three months ended June 30, 2017 from $465,000 for the three months ended June 30, 2016 due to the payoff of maturing advances.

Average interest-bearing liabilities decreased $9.7 million, or 3.1%, to $304.7 million for the three months ended June 30, 2017 from $314.4 million for the three months ended June 30, 2016. The average rate paid on these liabilities decreased one basis point to 1.23% during the 2017 period from 1.24% during the 2016 period. Interest expense on certificates of deposit decreased $75,000, or 17.2%, to $362,000 for the three months ended June 30, 2017 from $443,000 for the three months ended June 30, 2016. The average balance of certificates of deposits decreased to $112.4 million for the 2017 period, from $155.7 million for the 2016 period as certificates of deposits ran off at maturity, while the rate on certificates of deposit increased 15 basis points to 1.29% for the three months ended June 30, 2017 from 1.14% for the three months ended June 30, 2016 primarily due to the increase in overall market interest rates.

The average balance of core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $31.2 million, or 27.9%, to $142.9 million for the three months ended June 30, 2017 from $111.7 million for the three months ended June 30, 2016. The interest paid on core deposits increased $120,000 to $185,000 for the three months ended June 30, 2017 from $65,000 for three months ended June 30, 2016. The rate on core deposits for the three months ended June 30, 2017 increased 29 basis points to 0.52% from 0.23% for the three months ended June 30, 2016 primarily due to the increase in overall market interest rates.

Net Interest Income. Net interest income increased $201,000 to $3.4 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016. Changes in net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates and the general strength of the economy.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a negative provision for loan losses of $1.5 million for the three months ended June 30, 2017 and a negative provision for loan losses of $200,000 for the three months ended June 30, 2016. The negative provision in the 2017 period was primarily due to a decrease of $760,000 in specific allocations related to four commercial relationships and a $568,000 reduction in qualitative factors.   At June 30, 2017, non-performing loans totaled $4.5 million, or 1.5% of total loans, as compared to $7.1 million, or 2.1% of total loans, at June 30, 2016. The allowance for loan losses to total loans receivable was 2.2% at June 30, 2017 and 2.8% at June 30, 2016. The negative provision expense in 2017 is also due to continued economic improvement, stabilized levels of non-performing assets, and stabilized delinquencies. All loans deemed impaired are reviewed for additional impairment at least each quarter. Overall, management continues to focus on resolving non-performing assets and maintaining levels of asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

Noninterest Income. Noninterest income increased $19,000, or 6.8%, to $297,000 for the three months ended June 30, 2017 from $278,000 for the three months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $1.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This was primarily due to a $697,000 increase in professional and service fees related to the Merger, a $261,000 increase in salaries and employee benefits expense, and a $75,000 increase in loan legal expense. This was offset in part by a decrease of $79,000 in Federal Deposit Insurance Corporation premiums.

Income Tax Expense. We recorded $932,000 of income tax expense for the three months ended June 30, 2017 compared to $587,000 of income tax expense for the three months ended June 30, 2016. Our effective tax rate was 42.2% for the three months ended June 30, 2017 and 33.1% for the three months ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. We recorded net income of $2.6 million for the six months ended June 30, 2017 compared to net income of $2.2 million for the six months ended June 30, 2016. Net interest income increased $259,000 to $6.5 million for the six months ended June 30, 2017 from $6.3 million for the six months ended June 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $248,000, or 3.0%, to $8.5 million for the six months ended June 30, 2017 from $8.2 million for the six months ended June 30, 2016. Although the average balance of interest-earning assets decreased $12.9 million to $366.1 million for the six months ended June 30, 2017 from $379.0 million for the six months ended June 30, 2016, the average yield on interest-earning assets increased 18 basis points to 4.52% during the 2017 period from 4.34% during the 2016 period.

Interest income on loans increased $215,000, or 2.7%, to $8.2 million for the six months ended June 30, 2017 from $8.0 million for the six months ended June 30, 2016. This increase was due in part to $208,000 in loan interest income related to one-time prepayment penalties. There was an increase of 21 basis points in the average yield to 5.10% for the six months ended June 30, 2017 from 4.89% for the six months ended June 30, 2016 reflecting the increase in overall market interest rates.

Interest income on investment securities and other interest-earning assets, and dividends on FHLB of Indianapolis stock increased $33,000, or 14.4%, to $262,000 for the six months ended June 30, 2017 from $229,000 for the six months ended June 30, 2016.

Interest Expense. Interest expense decreased $11,000, or 0.6%, to $1.9 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. There was a decrease in interest-bearing liabilities of $11.9 million, or 3.7%, to $307.6 million for the six months ended June 30, 2017 from $319.5 million for the six months ended June 30, 2016. The average rate paid on these liabilities increased four basis points to 1.25% for the 2017 period from 1.21% for the 2016 period.

The average balance of our core deposits, consisting of checking accounts, money market accounts and savings accounts, increased $29.7 million, or 26.5%, to $141.7 million for the six months ended June 30, 2017 from $112.0 million for the six months ended June 30, 2016. Also, the interest on core deposits increased $215,000 to $351,000 for the 2017 period from $136,000 for the 2016 period.

Interest expense on certificates of deposits decreased $128,000, or 14.5%, to $752,000 for the six months ended June 30, 2017 from $880,000 for the six months ended June 30, 2016. This was primarily due to a decrease in the average balance of certificates of deposits of $41.9 million to $118.6 million for the 2017 period, from $160.5 million for the 2016 period as certificates of deposit ran off at maturity. Also, the yield on certificates of deposit increased 17 basis points to 1.27% for the 2017 period from 1.10% for the 2016 period.

Net Interest Income. Net interest income increased $259,000, or 4.1%, to $6.5 million for the six months ended June 30, 2017 from $6.3 million for the six months ended June 30, 2016, as our average net loans decreased $13.5 million from $327.5 million to $314.0 million. Our net interest rate spread increased 14 basis points to 3.27% from 3.13% and our net interest margin increased 13 basis points to 3.39% from 3.26%. The increase in net interest income reflected the increase in net loans; paying off of our maturing, higher interest rate FHLB advances; and managing the maturities of higher interest rate certificates of deposit; managing the inflow, interest rates, and term structure of new deposits. These items were offset by our ongoing interest rate risk strategy of selling in the secondary market long-term, fixed-rate one- to four-family residential mortgage loans during the current low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a negative provision for loan losses of $2.1 million for the six months ended June 30, 2017 and a negative provision for loan losses of $200,000 for the six months ended June 30, 2016. The negative provision in 2017 was primarily due to a decrease of $1.6 million in specific allocations related to five commercial relationships, $568,000 in qualitative factors, changes in quarterly factors used to calculate the allowance for loan losses, and improved loan quality. The negative provision expense in 2017 is also due to continued economic improvement, stabilized levels of non-performing assets, and stabilized delinquencies. All loans deemed impaired are reviewed for additional impairment at least each quarter. Overall, management continues to focus on resolving non-performing assets and maintaining levels of asset quality. In addition to our collections department personnel in working out loans, we continue to involve business development officers and, on significant assets, underwriters and senior management.

The allowance for loan losses as a percentage of non-performing loans increased to 155.9% at June 30, 2017 from 137.4% at June 30, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2017 and 2016.

Noninterest Income. Noninterest income decreased $94,000, or 16.8%, to $467,000 for the six months ended June 30, 2017 from $561,000 for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease of $125,000 in net gain on loan sales offset by a $36,000 decrease in net gain on the sale of other real estate owned, and a $23,000 decrease in loan fees earned offset in part by a $47,000 increase in loan fees earned.

Noninterest Expense. Noninterest expense increased $1.0 million, or 27.2% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This was primarily due to an increase of $801,000 in professional and service fees, which were primarily related to the Merger, and a $245,000 increase in salaries and employee benefits.

Income Tax Expense. We recorded a $1.6 million income tax expense for the six months ended June 30, 2017 compared to a $1.1 million income tax expense for the 2016 period, reflecting the income of $4.2 million before income tax expense during the six months ended June 30, 2017 versus income before income tax of $3.3 million for the six months ended June 30, 2016. Our effective tax expense rate was 38.6% for the six months ended June 30, 2017 compared to an effective tax expense rate of 34.0% for the six months ended June 30, 2016.

Asset Quality

Other real estate owned totaled $198,000, or 0.1% of total assets, at June 30, 2017 compared to $86,000, or 0.0% of total assets, at December 31, 2016. The largest other real estate owned relationship as of June 30, 2017 was $190,000, which consisted primarily of commercial real estate.

Non-performing assets, which includes non-performing loans, other real estate owned and troubled debt restructurings, totaled $4.9 million, or 1.3% of total assets, at June 30, 2017 compared to $6.5 million, or 1.5% of total assets, at December 31, 2016.

Our largest substandard and non-performing relationship as of June 30, 2017 has a balance of $2.9 million. Of the $6.1 million loans rated substandard, approximately $1.6 million are performing.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Operating Officer and Treasurer, concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.     Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and among Horizon Bancorp and Wolverine Bancorp, Inc., dated June 13, 2017 (1)

10.1	Amended and Restated Employment Agreement by and between Wolverine Bank and David H. Dunn, effective as of July 1, 2016

10.2	Amended and Restated Employment Agreement by and between Wolverine Bank and Rick A. Rosinski, effective as of July 1, 2016

10.3	Voting Agreement dated June 13, 2017 (1)

10.4	Termination of Employment Agreement, dated June 13, 2017, by and among David H. Dunn, Wolverine Bancorp, Wolverine Bank, Horizon and Horizon Bank (1)

10.5	Termination of Employment Agreement, dated June 13, 2017, by and among Rick A. Rosinski, Wolverine Bancorp, Wolverine Bank, Horizon and Horizon Bank (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

___________________

(1)	Incorporated by reference to the Current Report on Form 8-K of the Company (Commission File No. 001-35034), filed with the SEC on June 19, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE BANCORP, INC.

Date: August 9, 2017	/s/ David H. Dunn
David H. Dunn
President and Chief Executive Officer

Date: August 9, 2017	/s/ Rick A. Rosinski
Rick A. Rosinski
Chief Operating Officer and Treasurer